Form 10-Q
period 1995-09-30
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 1995-11-13
CIK 840258

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    September 30, 1995

Commission file number     33-24537



            CENTURY PACIFIC TAX CREDIT HOUSING FUND II
      (Exact name of registrant as specified in its charter)


          CALIFORNIA                       95-4178283
(State of other jurisdiction of            (IRS Employer
incorporation of organization)             Identification Number)


1925 Century Park East, Suite 1760
Los Angeles, CA                            90067
(Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code:
(800) 262-8242


No Change
(Former name, former address and former fiscal year if changed since last report)


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



Yes  [x]          No  [ ]