Form 10-K
period 1996-03-31
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 1996-07-15
CIK 840258

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


             For the fiscal year ended    March 31, 1996

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