Form 10-Q
period 1996-06-30
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 1996-08-15
CIK 840258

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter ended June 30, 1996

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