Form 10-K405
period 1997-03-31
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 1997-06-30
CIK 840258

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    --------------------------------------

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                       COMMISSION FILE NUMBER 33-24537

                  CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

                       A CALIFORNIA LIMITED PARTNERSHIP

                I.R.S. EMPLOYER IDENTIFICATION NO. 95-4178283

          1925 CENTURY PARK EAST, SUITE 1760, LOS ANGELES, CA   90067

                REGISTRANT'S TELEPHONE NUMBER:   (310) 208-1888


Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

                                  NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


            Yes     X                     No
               ------------                 ------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K (X)

No documents are incorporated into the text by reference.

            Yes                            No     X
               ------------                  ------------

                      Exhibit Index is located on Page 17

Registrant's Prospectus dated January 4, 1989, as amended (the Prospectus) and the Registrant's Supplement No. 2 dated November 21, 1989 to Prospectus dated January 4, 1989 (Supplement No. 2) but only to the extent expressly incorporated by references in Parts I through IV hereof. Capitalized terms which are not defined herein have the same meaning as in the Prospectus.

                                TABLE OF CONTENTS
PART 1

      ITEM 1   BUSINESS                                                            3

      ITEM 2   PROPERTIES                                                          4

      ITEM 3   LEGAL PROCEEDINGS                                                   5

      ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 5


PART II

      ITEM 5   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS                   6

      ITEM 6   SELECTED FINANCIAL DATA                                             6

      ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS                      7

      ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        11

      ITEM 9   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                                11




PART III

      ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 13

      ITEM 11  EXECUTIVE COMPENSATION                                             14

      ITEM 12  PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT                                   15

      ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     15


PART IV

      ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K                                                        16

               EXHIBIT INDEX                                                      17

               SIGNATURES                                                         18

                                     PART I

ITEM 1.  BUSINESS
         --------

Century Pacific Tax Credit Housing Fund-II (CPTCHF-II or the Partnership) was formed on September 2, 1988 as a limited partnership under the laws of the State of California to invest in multifamily housing developments (the Properties). The Partnership's business is to invest primarily in other limited partnerships (Operating Partnerships) that are organized for the purposes of either constructing or acquiring and operating existing affordable multifamily rental apartments (the Properties) that are eligible for the Low Income Housing Tax Credit, or to a lesser extent, the Rehabilitation Tax Credit, both enacted by the Tax Reform Act of 1986 (sometimes referred to as Credits or Tax Credits). The Partnership has invested in two Properties, each of which qualifies for the Low Income Housing Tax Credit. Both of these Properties receive one or more forms of assistance from Federal, state or local governments. A summary of the Partnership's objectives and a summary of the Tax Credits are provided in the Prospectus under "Investment Objectives and Policies" and "Federal Income Tax Aspects" on pages 45 and 79, respectively, and are incorporated herein by reference.

The partnership does not employ any persons. Alternatively, the partnership reimburses an affiliate for allocated overhead, consisting primarily of payroll costs.

In order to stimulate private investment in low and moderate income housing of the types in which CPTCHF-II has invested, the federal government, through the Department of Housing and Urban Development (HUD), has provided investors with significant ownership incentives, such as interest subsidies, rent supplements, mortgage insurance and other measures, with the intent of reducing the risks and providing the investors/owners with certain tax benefits, limited cash distributions and the possibility of long-term capital gains. However, there are significant risks inherent in this type of housing. Long-term investments in real estate limit the ability of CPTCHF-II to vary its portfolio in response to changing economic, financial and investment conditions, rising operating costs and vacancies, rent controls and collection difficulties, costs and availability of energy, as well as other factors which normally affect real estate values. In addition, these Properties usually are rent restricted and are subject to Government Agency programs which may or may not require prior consent to transfer ownership.

The Partnership acquired the Properties by investing as the limited partner in the Operating Partnership which owns the Properties. As a limited partner, CPTCHF-II's liability for obligations of the Operating Partnership is limited to its investment. The Partnership made capital contributions to the Operating Partnership in amounts sufficient to pay the Operating Partnership's expenses and to reimburse the General Partners for their costs incurred in forming the Operating Partnership, if any, and acquiring the Properties. For each acquisition, this typically included a cash down payment (in one or more installments), acceptance of the Property's mortgage indebtedness, and execution of a Purchase Money Note in favor of the seller of the Property.

The Partnership's primary objective is to provide Low-Income Housing Tax
Credits to its limited partners generally over a 10-year period. Each of the Partnership's Operating Partnerships has been allocated, by the relevant state tax credit agency, an annual amount of the Low-Income Housing Tax
Credits for 10 years from the date the Property was placed in service. The required holding period of the Properties is 15 years (the Compliance
Period). The Properties must satisfy rent restriction, tenant income limitations and other requirements (the Low-Income Housing Tax Credit Requirements) in order to maintain eligibility for recognition of the Low-Income Housing Tax Credits at all times during the Compliance Period.
Once an Operating Partnership has become eligible for the Low-Income Housing Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-Income Housing Tax Credit Requirements. To date, neither of the Operating Partnerships have suffered an event of recapture of Low-Income Housing Tax Credit.

ITEM 2.    PROPERTIES
           ----------

As of March 31, 1997, CPTCHF-II had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the Properties acquired by the Operating Partnerships receive benefits under government assistance programs provided by HUD and the Illinois Housing Development Authority (IHDA). The table below summarizes the Operating Partnerships acquired and the government assistance programs benefiting each Property. Further information concerning these Properties may be found in Supplement No. 2 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.

                                                                          Capital
                                                                  Contribution Obligation
                                                               ----------------------------
                                  Date of       Percent                             Paid
Property Name,     Average      Acquisition    Interest in     Total at            through
Location and      Occupancy          of         Operating      March 31,          March 31,
Rental Units         1996         Interest     Partnership       1997               1997
--------------    ---------     -----------    -----------     ---------          ---------
Washington           98%           5/1/89          90%         $2,743,413        $2,743,413
Courts
Chicago, IL
103 Residential
Units

Plumley Village      96%           8/1/89          60%          1,648,026         1,648,026
Boston, MA
430 Residential
Units

                                                               $4,391,439        $4,391,439
                                                               ==========        ==========

                                         December 31, 1996
                  -------------------------------------------------------------
Property Name,                                                                    Government
Location and                            Residual        Purchase                 Assistance
Rental Units      Mortgage Notes          Note            Note      Other Note    Program
--------------    --------------        --------        --------    ----------   ----------
Washington         $ 5,054,562         $       --     $       --     $     --     HUD Insured
Courts                                                                             IHDA HAP
Chicago, IL                                                                         Contract
103 Residential
Units

Plumley Village      8,107,427          4,271,488      5,581,877      405,895         HUD
Boston, MA                                                                        Section 236
430 Residential                                                                    Section 8
Units

                   $13,161,989         $4,271,488     $5,581,877     $405,895
                   ===========         ==========     ==========     ========

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

As of March 31, 1997, there were no pending legal proceedings against CPTCHF-II or any Operating Partnership in which it has invested.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

As of March 31, 1997, there were no submissions of matters to a vote of security holders.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
           -------------------------------------------------

There is at present no public market for the units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interests" on pages 24 and 52 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of May 30, 1997 was approximately 508, holding 5,754 units.

As of May 30, 1997, there were no cash distributions.

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

The following summary of selected financial date should be read in conjunction with ITEM 14, herein, which also includes a summary of CPTCHF-II's significant accounting policies.

                                                                  Year Ended March 31,
                                   ----------------------------------------------------------------------------------
Operations                           1997              1996              1995              1994               1993
--------------------------         ---------         ---------         ---------         ---------          ---------
Revenues                           $   1,200         $   2,200         $   1,500         $   1,000          $   1,500

Operating Expenses                  (178,611)         (175,115)         (194,948)         (223,148)          (241,544)

Equity in Net Losses of             (146,872)         (158,170)         (226,083)         (228,942)          (408,668)
Operationg Partnerships            ---------         ---------         ---------         ---------          ---------

Net Loss                           $(324,283)        $(331,085)        $(419,531)        $(451,090)         $(648,712)
                                   =========         =========         =========         =========          =========

Net Loss per Unit of               $     (56)        $     (57)        $     (72)        $     (78)         $    (112)
Limited Partnership                =========         =========         =========         =========          =========
Interest

                                                                       March 31,
                                   -----------------------------------------------------------------------------------
Financial position                    1997              1996              1995              1994               1993
--------------------------         ----------        ----------        ----------        ----------         ----------

Total Assets                       $1,249,411        $1,398,015        $1,555,203        $1,794,776         $2,074,737
                                   ==========        ==========        ==========        ==========         ==========

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
           ----------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

Liquidity and Capital Resources
-------------------------------

The Partnership offered limited partnership interests to the public during calendar year 1989, pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership raised $5,754,000 in equity capital and, thereafter, invested in Operating Partnerships, which own multifamily Properties located in Illinois and Massachusetts representing approximately $25,000,000 of Property value. These properties under Section 42 of the Internal Revenue Code earn low-income housing tax credits which are passed through to the individual partners of the Partnership. Low-Income housing tax credits earned by the Partnership for calendar years 1996, 1995, and 1994 were $861,187, $859,233, and $859,232, respectively.

As of March 31, 1997 and 1996, the Partnership portfolio consists of two Properties totalling 533 units. For a summary of the combined financial status of the Operating Partnerships and the Properties, see the financial information contained under ITEM 14.

The market for multifamily residential properties throughout the country continued to show signs of improvement in 1996, as the ongoing absence of significant new construction activity further improved the market's supply and demand characteristics. Management believes that overall real estate market conditions will improve further in 1997 along with the continued improvement in general economic conditions. In addition, the recent increases in market interest rate levels will make new construction more expensive to finance, which should continue to limit the addition of new multifamily units to the existing supply. However, the effects of the gradually improving market conditions on the Partnership's operating property investments, while positive, are limited by the government restrictions on rental rate increases. A substantial amount of the revenue generated by these properties comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all low-income housing properties, limit the pool of potential buyers for these real estate assets. As a limited partner of the Operating Partnerships, the Partnership does not control property disposition decisions, and management is not aware of any plans or intentions of the general partners of these partnerships to sell any of the investment properties in the near future.

The Partnership is currently experiencing a liquidity problem. Under the Partnership Agreement, the Partnership is entitled to receive distributions of surplus cash from the Operating Partnerships which are to provide the funds necessary for the Partnership to meet its administrative expenses and pay the Partnership management fee. At the present time, the Operating Partnerships have not generated sufficient cash distributions to fund the Partnership's expenses. As a result of the foregoing, the Partnership has been dependent upon its affiliates and the General Partners for continued financial support to meet its expenses. Though there can be no assurance, management believes that affiliates and/or the General Partners, though not required to do so, will continue to fund operations of the Partnership and defer receipt of payment of allocated overhead administrative expenses and partnership management fees. Allocated administrative expenses paid or accrued to affiliates and the General Partners represent reimbursement of the actual cost of goods and materials used for or by the Partnership, salaries, related payroll costs and other administrative items incurred or allocated, and direct expenses incurred in rendering legal, accounting/bookkeeping, computer, printing and public relations services. Items excluded from the overhead allocation include overhead expenses of the General Partners, including rent and salaries of employees not specifically performing the services described above. Unpaid allocated administrative expenses and partnership management fees, an annual amount up to .5% of invested assets, will accrue for payment in future operating years.

The Partnership is not expected to have access to any significant sources of financing. Accordingly, if unforeseen contingencies arise that cause an Operating Partnership to require additional capital to sustain operations, in addition to that previously contributed by the Partnership, the source of the required capital needs may be from (i) limited reserves from the Partnership (which may include distributions received from Operating Partnerships that would otherwise be available for distribution to partners), (ii) debt financing at the Operating Partnership level (which may not be available), or
(iii) additional equity contributions from the general partner of the Operating Partnerships (which may not be available). There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements which may be necessary to sustain the operations of the Operating Partnerships.

Tax Reform Act of 1986, Omnibus Budget Reconciliation Act of 1987, Technical
----------------------------------------------------------------------------
and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of
---------------------------------------------------------------------------
1989 and Omnibus Budget Reconciliation Act of 1990
--------------------------------------------------

The Partnership is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of the Partnership, who are subject to federal income tax, may be affected by the Tax Reform Act of 1986, the Omnibus Budget Reconciliation Act of 1987, the Technical and Miscellaneous Revenue Act of 1988, the Omnibus Budget Reconciliation Act of 1989 and the Omnibus Budget Reconciliation Act of 1990 (collectively the Tax Acts). The Partnership will consider the effect of certain aspects of the Tax Acts on the partners when making investment decisions. The Partnership does not anticipate that the Tax Acts will have a material adverse impact on the Partnership's business operations, capital resources, plans or liquidity.

Results of Operations
---------------------

The fiscal year of the Partnership ends on March 31 of each year, however, the fiscal year of each Operating Partnership ends on December 31. Therefore, the earnings and losses of the Operating Partnerships reflected on the equity method in the Partnership's financial statements for its current fiscal year are for the calendar year ended December 31, 1996.

1997 Compared to 1996
---------------------

For the fiscal year ended March 31, 1997, the Partnership recorded a net loss of approximately $324,000, as compared to a net loss of approximately $331,000 for the prior fiscal year. The decrease in net loss is the result of a decrease in the Partnership's equity in net losses of the Operating Partnerships of approximately $11,000 and an increase in the expenses of approximately $3,000 for the current fiscal year. General and administrative expenses, namely allocated administrative expenses and partnership management fees, continue each fiscal year to comprise an increasing portion of the Partnership's net loss. This trend results primarily from a decrease in the Partnership's recognition of equity losses from the Operating Partnerships in each subsequent fiscal year.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. One of the two investments has had an equity method basis of zero since March 31, 1993. The Partnership's recorded share of the Operating Partnerships' losses in the current fiscal period consists of losses of approximately $147,000 from the Washington Courts Limited Partnership. In the prior fiscal year, losses of approximately $158,000 from the operations of Washington Courts was recorded. The carrying value of the Partnership's investment in Laurel-Clayton was reduced to zero during fiscal 1993.

In the aggregate, combined rental revenue of the Operating Partnerships increased during the current calendar year. The combined total rental revenue increased by approximately $63,000 in the current calendar year, with the largest increase occurring at Laurel-Clayton. The average occupancy levels remained at or above 96% in both calendar years in both properties. Such results reflect the generally improving market conditions referred to above. In addition to the improvement in revenue, the combined total expenses of the two operating properties decreased by approximately $410,000 in the current year primarily due to certain nonrecurring maintenance projects were completed in 1995 and no expenses were recorded for the projects in 1996.

1996 Compared to 1995
---------------------

For the fiscal year ended March 31, 1996, the Partnership recorded a net loss of approximately $331,000, as compared to a net loss of approximately
$420,000 for the prior fiscal year. The decrease in net loss is the result of a decrease in the Partnership's equity in net losses of the Operating Partnerships of approximately $68,000 and a decrease in the expenses of approximately $20,000 for the current fiscal year. General and administrative expenses, namely allocated administrative expenses and partnership management fees, continue each fiscal year to comprise an increasing portion of the Partnership's net loss. This trend results primarily from a decrease in the Partnership's recognition of equity losses from the Operating Partnerships in each subsequent fiscal year.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. One of the two investments has had an equity method basis of zero since March 31, 1993. The Partnership's recorded share of the Operating Partnerships' losses in the current fiscal period consists of losses of approximately $158,000 from the Washington Courts Limited Partnership. In the prior fiscal year, losses of approximately $226,000 from the operations of Washington Courts was recorded. The carrying value of the Partnership's investment in Laurel-Clayton was reduced to zero during fiscal 1993.

In the aggregate, combined rental revenue of the Operating Partnerships increased during the current calendar year. The combined total rental revenue increased by approximately $442,000 in the current calendar year, with the largest increase occurring at Laurel-Clayton. The average occupancy levels remained at or above 97% in both calendar years in both properties. Such results reflect the generally improving market conditions referred to above. Contrary to the improvement in revenue, the combined total expenses of the two operating properties increased by approximately $227,000 in the current year primarily due to an increase in repairs and maintenance, management fees, depreciation and other operating expenses.

1995 Compared to 1994
---------------------

For the fiscal year ended March 31, 1995, the Partnership recorded a net loss of approximately $420,000, as compared to a net loss of approximately $451,000 for the prior fiscal year. The decrease in net loss is a result of a decrease in the Partnership's equity in net losses of the Operating Partnerships of approximately $3,000 and a decrease in the expenses of approximately $28,000 for the 1995 fiscal year. General and administrative expenses, namely allocated administrative expenses and partnership management fees, continue each fiscal year to comprise an increasing portion of the Partnership's net loss. This trend results primarily from a decrease in the Partnership's recognition of equity losses from the Operating Partnership in each subsequent fiscal year.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. One of the two investments has had an equity method basis of zero since March 31, 1993. The Partnership's recorded share of the Operating Partnerships' losses in the 1995 fiscal period consists of losses of approximately $226,000 from the Washington Courts Limited Partnership. In the prior fiscal year, losses of approximately $229,000 from the operation of Washington Courts was recorded. The carrying value of the Partnership's investment in Laurel-Clayton was reduced to zero during fiscal 1993.

In the aggregate, combined rental revenue of the Operating Partnerships increased during the 1994 calendar year. The combined total rental revenue increased by approximately $253,000 in the 1994 calendar year, with the largest increase occurring at Laurel-Clayton. The average occupancy levels remained at or above 98% in both calendar years in both properties. The increase in revenue is primarily attributable to an annual adjustment of contract rents of approximately 7.5% at Laurel-Clayton and 3% at Washington Courts. Such results reflect the generally improving market conditions referred to above. Contrary to the improvement in revenue, the combined total expenses of the two operating properties increased by approximately $209,000 in the 1994 calendar year primarily due to an increase in repairs and maintenance and security contract expenses at one of the properties. In addition to several nonrecurring maintenance projects being completed at the property, a security contract was entered into during the 1994 calendar year.

Inflation
---------

Inflation is not expected to have a material adverse impact on the Partnership's operations during its period of ownership of the Properties.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

The financial statements at March 31, 1997 and 1996 together with the report of the independent auditors thereon are incorporated by reference from the Registrant's Financial Statement on the pages indicated in ITEM 14.

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

On February 21, 1996, the prior auditors, Reznick, Fedder & Silverman, were dismissed as auditors for the Partnership. The decision to change accountants was approved by the Partnership's Board of Directors. Reznick, Fedder & Silverman's report on the Partnership's financial statements for the years ended March 31, 1995 and 1994, contained a modification as to uncertainty of the Partnerships to continue as a going concern. Reznick, Fedder & Silverman's report on the above mentioned financial statements contained no adverse opinions or disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles, other than those previously discussed.

Effective February 21, 1996, the Partnership engaged Rubin, Brown, Gornstein & Co., LLP to perform the audit of the Partnership's financial statements as of and for the year ending March 31, 1996 and 1997.

There are no known disagreements on any matter of accounting principles or practices or financial statement disclosure with current or predecessor auditors.

                                    PART III



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

The Partnership has no officers or directors. Management of the Partnership is vested in Irwin Jay Deutch and Century Pacific Capital II Corporation
(CPII) (the General Partners). The General Partners will involve themselves in the day-to-day affairs of the Partnership as required to protect the Limited Partners' investment and advance the Partnership's investment objectives. Mr. Deutch, the Managing General Partner, has the overall responsibility for the preparation and transmittal of periodic reports to the Limited Partners, preparation and filing of the Partnership's tax returns with the IRS and the appropriate state tax authorities, and the preparation and filing of reports to HUD and other Government Agencies.

Following is biographical information on Mr. Deutch and the Executive Officers of CPII:

IRWIN JAY DEUTCH

Irwin Jay Deutch, age 56, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation (CPRC), a General Partner of the Operating Partnerships that own the Properties in which CPTCHF-II has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multifamily properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing. In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

Mr. Deutch received a B.B.A. with distinction from the University of Michigan School of Business Administration in 1962 and a Juris Doctor degree with honors from the University of Michigan Law School in 1965. He is a member of the Order of the Coif. Mr. Deutch served in the Honors Program in the Office of the Chief Counsel of the Internal Revenue Service from 1965 to 1967, where he was assigned to the Interpretative Division in Washington, D.C. He attended Georgetown Law Center and received his Master of Laws degree in taxation in 1967. Mr. Deutch is a member of the State Bars of Michigan and California, as well as the American, Federal, Los Angeles, and Beverly Hills Bar Associations.

KEY OFFICERS OF CPII AND AFFILIATES

ESSIE SAFAIE, age 48, is Chief Financial Officer and Chief Operating
Officer of CPRC. Prior to joining CPRC in 1988, from 1985-88, he was Vice President and Chief Financial Officer of Sunrise Investments, Inc., a real estate syndication firm with $450 million of real estate under management. During this period, Mr. Safaie was also President of an affiliated property management firm, S&L Property Management, Inc., with over 12,000 residential units and 800,000 square feet of commercial office space under direct management. From 1982 to 1985, Mr. Safaie was assistant controller of Standard Management Company, builders and managers of luxury hotels, commercial offices and residential units. From 1980-1982, he served as financial officer of Diamond "M" Drilling Company. Mr. Safaie received a BA degree in Business Administration from California State University with a major in accounting.

CHARLES L. SCHWENNESEN, age 51, is Vice President of Acquisition Finance for CPRC and is responsible for financial analysis and "due diligence" reviews of all properties acquired by CPRC. Prior to joining CPRC in 1987, he was a consultant to companies which provided investment opportunities through private placements. From 1984 to 1985, Mr. Schwennesen was Vice President of Cranston Securities Company and was responsible for the structuring of more than $30 million of mortgage revenue bond financing for affordable housing projects. From 1977 to 1984, Mr. Schwennesen was a manager with the accounting firm of Price Waterhouse where he specialized in providing auditing and consulting services to publicly held California real estate development companies involved in the affordable housing industry. Mr. Schwennesen is a Certified Public Accountant and holds a Masters degree in Business Administration from the UCLA Graduate School of Management and a B.A. degree in Mathematics from UCLA.


ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

The Partnership has no officers or directors. However, in connection with the operations of the partnership and the Operating Partnerships, the General Partners and their Affiliates will or may receive certain fees, compensation, income and other payments which are described in the Prospectus under "Compensation, Fees and Reimbursements" on page 17, the terms of which are incorporated herein by reference.

During the fiscal years ended March 31, 1997, 1996, and 1995, CPII, a General Partner of the Partnership, earned $136,106, $132,097, and $132,814, respectively, of partnership management fees. During the fiscal years ended March 31, 1997, 1996 and 1995, the Partnership accrued $37,600, $37,600 and $37,600, respectively, for the reimbursement of overhead allocation from Century Pacific Investment Corporation (CPIC). During fiscal year 1997, the General Partners received no payments from the Operating Partnerships.

ITEM 12.   PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           ---------------------------------------------------------------
           MANAGEMENT
           ----------

No partner in CPTCHF-II owns more than 5% of the total number of partnership interests outstanding. Irwin J. Deutch, the Managing General Partner, holds a one-half percent General Partnership Interest.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

Irwin J. Deutch is the Managing General Partner of CPTCHF-II, and CPII is also a General Partner. Irwin J. Deutch is the sole Director and President of CPII, and the stock of CPII is solely owned by the Deutch Family Trust. Mr. Deutch is also the President, sole Director and the Deutch Family Trust is the sole stockholder of Century Pacific Realty Corporation (CPRC), a General Partner of the Operating Partnerships that own the Properties in which CPTCHF-II has invested. CPII received a partnership management fee for its services in managing and advising the Partnership and its business.
CPIC, an affiliate, provides all the services and materials necessary for the operation of the Partnership and is reimbursed for actual costs. These transactions are more particularly set forth in the financial statements found under ITEM 14.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

(a)   Exhibits -  See the Exhibit Index on Page 17 of this report.
                  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(b)   (1)   Financial Statements:

            The financial statements listed in the following index as set forth in ITEM 8 of this report on Form 10-K are filed or incorporated by reference as part of this annual report.

            Independent Auditors' Report                                    F-1
            Balance Sheet as of March 31, 1997 and 1996                     F-2
            Statement of Partners' Equity for the Years Ended March 31,
                  1997, 1996, and 1995                                      F-3
            Statement of Operations for the Years Ended March 31,
                  1997, 1996 and 1995                                       F-4
            Statement of Cash Flows for the Years Ended March 31,
                  1997, 1996 and 1995                                       F-5
            Notes to Financial Statements                                   F-6

       (2)  Financial Statement Schedules:

            Schedule III - Real Estate and Accumulated Depreciation of
                  Operating Partnerships in which CPTCHF-II has
                  Limited Partnership Interests                            F-13
            Notes to Schedule III - Real Estate and Accumulated
                  Depreciation of Operating Partnerships in which
                  CPTCHF-II has Limited Partnership Interests              F-14
            Schedule IV - Mortgage Loans on Real Estate of Operating
                  Partnerships in which CPTCHF-II has Limited
                  Partnership Interests                                    F-15
            Notes to Schedule IV - Mortgage Loans on Real Estate of
                  Operating Partnerships in which CPTCHF-II has
                  Limited Partnership Interests                            F-16

            All other schedules are omitted because they are not
                  applicable, or the required information is shown in the financial statements or notes thereto.

(b)   Reports on Form 8-K

      Registrant has not filed with the Securities and Exchange Commission a Current Report on Form 8-K during the year ended March 31, 1997, as there were no transactions that required the filing.

                                EXHIBIT INDEX


These exhibits are numbered in accordance with the exhibit table of Item 601 of Regulation S-K.








Exhibit Number           Description
--------------           ----------------------

     11                  Omitted - inapplicable

     12                  Omitted - inapplicable

     13                  Omitted - inapplicable

     16                  Omitted - inapplicable

     18                  Omitted - inapplicable

     21                  Omitted - inapplicable

     23                  Omitted - inapplicable

     27                  Financial Data Schedule

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CENTURY PACIFIC TAX CREDIT HOUSING
                           FUND - II

                           By:  Irwin Jay Deutch, as Managing General Partner



Date:  June 27, 1997                /s/ Irwin Jay Deutch
                                ---------------------------------------


                           and


                           Century Pacific Capital II Corporation, as Corporate General Partner and as attorney-in-fact for all Investor Limited Partners




Date:  June 27, 1997        /s/ Irwin Jay Deutch
                                -------------------------------
                           By:  Irwin Jay Deutch, President

    Rubin, Brown, Gornstein & Co. LLP             230 South Bemiston Avenue
    Certified Public Accountants                  St. Louis, Missouri 63105
                                                  314/727-8150
RBG&CO.                                           314/727-9195 FAX
                                                  Internet htp://www.rbgco.com


                       INDEPENDENT AUDITORS' REPORT

Partners
Century Pacific Tax Credit Housing Fund - II


We have audited the accompanying balance sheet of Century Pacific Tax Credit Housing Fund - II as of March 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Century Pacific Tax Credit Housing Fund-II for the year ended March 31, 1995 were audited by other auditors, whose report dated June 16, 1995, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Tax Credit Housing Fund - II as of March 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 2, 3 and 4 to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also prepared, from information audited by us, the related financial statement schedules listed in Item 14(b)(2) as of December 31, 1996. In our opinion the financial statement schedules present fairly, in all material respects, the information required to be set forth therein.


                                        /s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
May 30, 1997

                                     F-1

Member: Summit International Associates, Inc., with offices in principal U.S.
                         and International Cities
           American Institute of Certified Public Accountants

                  CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
-------------------------------------------------------------------------------

                                     BALANCE SHEET
                                         ASSETS

                                                                   MARCH 31,
                                                        ----------------------------
                                                              1997              1996
                                                        ----------------------------
Cash                                                    $      346        $    2,178
Advance to a general partner (Note 3)                          870               770
Investments in operating partnerships (Note 4)           1,248,195         1,395,067
------------------------------------------------------------------------------------
                                                        $1,249,411        $1,398,015
====================================================================================

                          LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                $    7,324        $   11,326
   Due to affiliates (Note 3)                            1,098,220           919,214
   Loan payable - affiliate (Note 3)                        40,593            39,918
------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                         1,146,137           970,458
------------------------------------------------------------------------------------

PARTNERS' EQUITY
   General partners                                        (48,021)          (44,778)
   Limited partners, $1,000 stated value per unit,
     25,000 units authorized, 5,754 units issued
     and outstanding                                       151,295           472,335
------------------------------------------------------------------------------------
       TOTAL PARTNERS' EQUITY                              103,274           427,557
------------------------------------------------------------------------------------

                                                        $1,249,411        $1,398,015
====================================================================================

                                      F-2
--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

             CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------

                                   STATEMENT OF PARTNERS' EQUITY
                         FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                                        GENERAL           LIMITED
                                                       PARTNERS          PARTNERS             TOTAL
                                                       --------------------------------------------
PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1994            $(37,272)       $1,215,445        $1,178,173

NET LOSS                                                 (4,195)         (415,336)         (419,531)
---------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1995             (41,467)          800,109           758,642

NET LOSS                                                 (3,311)         (327,774)         (331,085)
---------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1996             (44,778)          472,335           427,557

NET LOSS                                                 (3,243)         (321,040)         (324,283)
---------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1997            $(48,021)       $  151,295        $  103,274
===================================================================================================

PERCENTAGE INTEREST - MARCH 31, 1997                          1%               99%              100%
===================================================================================================

--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

             CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------

                                         STATEMENT OF OPERATIONS

                                                                     FOR THE YEARS ENDED MARCH 31,
                                                               ---------------------------------------------
                                                                    1997              1996              1995
                                                               ---------------------------------------------
REVENUES
   Transfer fees                                               $   1,200         $   2,200         $   1,500
------------------------------------------------------------------------------------------------------------

EXPENSES
   Partnership management fee - affiliate (Note 3)               136,106           132,097           132,814
   Allocated overhead expenses - affiliate (Note 3)               37,600            37,600            37,600
   Other general and administrative                                4,905             5,418            10,379
   Amortization                                                      --                --             14,155
------------------------------------------------------------------------------------------------------------
     TOTAL EXPENSES                                              178,611           175,115           194,948
------------------------------------------------------------------------------------------------------------

LOSS BEFORE EQUITY IN NET LOSSES OF
  OPERATING PARTNERSHIPS                                        (177,411)         (172,915)         (193,448)

EQUITY IN NET LOSSES OF OPERATING
  PARTNERSHIPS (NOTE 4)                                         (146,872)         (158,170)         (226,083)
------------------------------------------------------------------------------------------------------------

NET LOSS                                                       $(324,283)        $(331,085)        $(419,531)
============================================================================================================

ALLOCATION OF NET LOSS
   General partners                                            $  (3,243)        $  (3,311)        $  (4,195)
   Limited partners                                             (321,040)         (327,774)         (415,336)
------------------------------------------------------------------------------------------------------------

                                                               $(324,283)        $(331,085)        $(419,531)
============================================================================================================

NET LOSS PER UNIT OF LIMITED PARTNERSHIP
  INTEREST                                                     $     (56)        $     (57)        $     (72)
============================================================================================================

AVERAGE NUMBER OF OUTSTANDING UNITS                                5,754             5,754             5,754
============================================================================================================

--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

             CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------

                                     STATEMENT OF CASH FLOWS

                                                                   FOR THE YEARS ENDED MARCH 31,
                                                           --------------------------------------------
                                                                1997             1996              1995
                                                           --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $(324,283)       $(331,085)        $(419,531)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Amortization of organization costs                           --               --            14,155
     Equity in net losses of Operating Partnerships          146,872          158,170           226,083
     Change in assets and liabilities:
       Increase in advance to a general partner                 (100)              --                --
       Increase (decrease) in accounts payable
         and accrued expenses                                 (4,002)          (5,718)            5,744
       Increase in due to affiliates                         179,006          169,697           174,214
       Increase in loan payable - affiliate                      675            9,918                --
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                  (1,832)             982               665
-------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                               (1,832)             982               665

CASH - BEGINNING OF YEAR                                       2,178            1,196               531
-------------------------------------------------------------------------------------------------------

CASH - END OF YEAR                                         $     346        $   2,178         $   1,196
=======================================================================================================

--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

                CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------
                     NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1997, 1996 AND 1995


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF ACCOUNTING

      The Partnership maintains its financial records on the tax basis. Memorandum entries, while not recorded in the records of the Partnership, have been made in order to prepare the financial statements in accordance with generally accepted accounting principles.

      On August 7, 1991, management of the Partnership changed from a calendar year end to a fiscal year end of March 31 for financial reporting purposes. Accordingly, the Partnership's quarterly periods end June 30, September 30 and December 31. The Operating Partnerships, for financial reporting purposes, have a calendar year. The Partnership, as well as the Operating Partnerships, have a calendar year for income tax purposes.

      ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

      INVESTMENTS IN OPERATING PARTNERSHIPS

      The Partnership uses the equity method to account for its investment in the Operating Partnerships in which it has invested (Note 4). Under the equity method of accounting, the investment is carried at cost and adjusted for the Partnership's share of the Operating Partnerships' results of operations and by cash distributions received. Equity in the loss of each Operating Partnership allocated to the Partnership is not recognized to the extent that the investment balance would become negative.

      SYNDICATION COSTS

      Public offering costs have been recorded as a direct reduction to the capital accounts of the Limited Partners.

-------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC TAX CREDIT HOUSING FUND II
Notes To Financial Statements (Continued)
-------------------------------------------------------------------------------

      INCOME TAXES

      No provision has been made for income taxes in the accompanying financial statements since such taxes and/or the recapture of the Low-Income Housing Tax Credit benefits received, if any, are the liability of the individual partners. The Partnership uses the accrual method of accounting for tax purposes.

      NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

      Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units of limited partnership interest (units) outstanding, which is 5,754 for the years ending March 31, 1997, 1996, and 1995.


2.    OPERATIONS

      Century Pacific Tax Credit Housing Fund-II, a California limited partnership, (the Partnership or CPTCHF-II), was formed on September 2, 1988 for the purpose of raising capital by offering and selling limited partnership interests and then acquiring limited partnership interests in partnerships (the Operating Partnerships) owning and operating existing residential apartment rental properties (the Properties).

      The general partners of the Partnership are Century Pacific Capital II Corporation, a California corporation (CPII), and Irwin Jay Deutch, an individual (collectively, the general partners). The general partners and affiliates of the general partners (the general partners and affiliates) have interests in the Partnership and receive compensation from the Partnership and the Operating Partnerships (Note 3).

      The Properties qualify for the Low-Income Housing Tax Credit established by Section 42 of the Tax Reform Act of 1986 (the Low-Income Housing Tax Credit). These properties are leveraged low-income multifamily residential complexes and receive one or more forms of assistance from federal, state or local governments, or agencies (the Government Agencies).

      In September 1988, the Partnership began raising capital from sales of limited partnership interests, at $1,000 per unit, to limited partners. The Partnership authorized the issuance of a maximum of 25,000 Partnership Units of which 5,754 were subscribed and issued. The limited partnership interest offering closed as of December 31, 1989.

      As of March 31, 1997, the Partnership has acquired limited partnership interests of 90% in Washington Courts Limited Partnership and 60% in Laurel-Clayton Limited Partnership, two existing Operating Partnerships which own apartment rental properties.

-------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC TAX CREDIT HOUSING FUND II
Notes To Financial Statements (Continued)
-------------------------------------------------------------------------------


      The Partnership is currently experiencing a liquidity problem as the Partnership's Operating Partnerships have not achieved operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. As a result of the foregoing, the Partnership has been dependent upon its affiliates and the general partners for continued financial support to meet its expenses. Though there can be no assurance, management believes that affiliates and or the general partners, though not required to do so, will continue to fund operations of the Partnership and defer receipt of payment on management fees and allocated overhead expenses. Unpaid management fees and allocated overhead expenses will accrue for payment in future operating years. Management believes that these factors do not permanently impair the net carrying value of the Partnership's investment in the Operating Partnerships.


3.    TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES
      OF THE GENERAL PARTNERS

      The General Partners of the Partnership are CPII and Irwin Jay Deutch. Century Pacific Placement Corporation (CPPC), an affiliate of the general partners, served as the broker-dealer-manager for sales of the limited partnership interests in the Partnership. Century Pacific Realty Corporation (CPRC), an affiliate of CPII, is a general partner in each of the Operating Partnerships.

      The general partners have an aggregate one percent interest in the Partnership. CPRC has a one-half percent interest in each of the Operating Partnerships.

      The general partners and affiliates receive compensation and reimbursement of expenses from the Partnership, as set forth in the limited partnership agreement, for their services in managing the Partnership and its business. Pursuant to the partnership agreement, the Partnership is required to pay CPII an annual management fee for its services in connection with the management of the affairs of the Partnership. The annual management fee is equal to .5% of invested assets (as defined by the partnership agreement). The general partners and affiliates also receive compensation and reimbursement of expenses from the Operating Partnerships. This compensation and reimbursement includes services provided to the Partnership during its offering stage, acquisition stage and operational stage.

-------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC TAX CREDIT HOUSING FUND II
Notes To Financial Statements (Continued)
-------------------------------------------------------------------------------


      The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating
      Partnerships for the years ended March 31, 1997, 1996 and 1995 as follows:

                                                            1997          1996        1995
                                                        ----------------------------------
      Fees and reimbursement from the Partnership:
         Reimbursement for overhead allocated from
           Century Pacific Investment Corporation
           (CPIC)                                       $ 37,600      $ 37,600    $ 37,600
         Partnership management fee (CPII)               136,106       132,097     132,814
      ------------------------------------------------------------------------------------
                                                        $173,706      $169,697    $170,414
      ====================================================================================

      At March 31, 1997 and 1996, amounts due to affiliates consist of fees and certain general and administrative costs payable by the Partnership to the general partners and affiliates totalling $1,098,220 and $919,214, respectively.

      At March 31, 1997 and 1996, CPII owed the Partnership for an unsecured, noninterest bearing advance of $870 and $770, respectively.

      At March 31, 1997 and 1996, CPRC was owed $40,593 and $39,918, respectively, for a noninterest bearing, demand, cash advance to the Partnership.

      The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash. At March 31, 1997 and 1996, the Partnership had no outstanding advances due to the general partners.

-------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC TAX CREDIT HOUSING FUND II
Notes To Financial Statements (Continued)
-------------------------------------------------------------------------------


4.    INVESTMENTS IN OPERATING PARTNERSHIPS

      At March 31, 1997 and 1996, the Partnership owned limited partnership interests in two Operating Partnerships, each of which has invested in a Property.

      Investments in Operating Partnerships consist of the following:

                                                                1997                1996
                                                         -------------------------------
      Cash contributions to Operating Partnerships
         to fund purchase of properties and
         acquisition and organization costs              $ 4,536,020         $ 4,536,020

      Equity in net losses of Operating Partnerships      (3,287,825)         (3,140,953)
      ----------------------------------------------------------------------------------
                                                         $ 1,248,195         $ 1,395,067
      ==================================================================================

      The names and locations of the Properties in which the Operating Partnerships hold beneficial interests are as follows:

                     NAME OF                                   NAME AND
              OPERATING PARTNERSHIP                       LOCATION OF PROPERTY

      Washington Courts Limited Partnership                Washington Courts
                                                           Chicago, Illinois

       Laurel-Clayton Limited Partnership                   Plumley Village
                                                         Boston, Massachusetts


-------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC TAX CREDIT HOUSING FUND II
Notes To Financial Statements (Continued)
-------------------------------------------------------------------------------

      A summary of the combined balance sheet as of December 31, 1996 and 1995 and statements of operations of the aforementioned Operating Partnerships for the years then ended follows:

                                         COMBINED BALANCE SHEET
                                                 ASSETS
                                                                           1996                 1995
                                                                    --------------------------------
      Cash                                                          $   520,489          $   304,030
      Reserve for replacements                                          699,742              652,506
      Land and buildings                                             19,130,953           19,352,591
      Other assets                                                    1,187,396            1,214,799
      ----------------------------------------------------------------------------------------------
                                                                    $21,538,580          $21,523,926
      ==============================================================================================
                               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                                                                           1996                 1995
                                                                    --------------------------------
      Notes payable                                                 $23,443,651          $23,026,415
      Other liabilities                                                 796,837              646,699
      ----------------------------------------------------------------------------------------------
                                                                     24,240,488           23,673,114
      Partners' equity (deficit)                                     (2,701,908)          (2,149,188)
      ----------------------------------------------------------------------------------------------

                                                                    $21,538,580          $21,523,926
      ==============================================================================================

                                  COMBINED STATEMENT OF OPERATIONS
                                                                           1996                 1995
                                                                    --------------------------------
      REVENUES
         Rental income                                               $5,209,890          $ 5,146,633
         Other income                                                   772,398              755,470
      ----------------------------------------------------------------------------------------------
           TOTAL REVENUES                                             5,982,288            5,902,103
      ----------------------------------------------------------------------------------------------

      EXPENSES
         Utilities                                                      846,866              792,073
         Repairs and maintenance                                      1,257,706            1,601,491
         Management fees                                                310,821              308,007
         Other operating expenses                                     1,297,157            1,356,755
         Interest                                                     1,819,923            1,803,167
         Depreciation and amortization                                1,023,530            1,074,633
      ----------------------------------------------------------------------------------------------
           TOTAL EXPENSES                                             6,556,003            6,936,126
      ----------------------------------------------------------------------------------------------

      NET LOSS                                                       $ (573,715)         $(1,034,023)
      ==============================================================================================

      ALLOCATION OF LOSS
         General partners and other limited partners                 $ (180,530)         $  (342,014)
         CPTCHF-II                                                     (393,185)            (692,009)
      ----------------------------------------------------------------------------------------------

                                                                     $ (573,715)         $(1,034,023)
      ==============================================================================================

-------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC TAX CREDIT HOUSING FUND II
Notes To Financial Statements (Continued)
-------------------------------------------------------------------------------

      RESTRICTIVE COVENANTS AND AGREEMENTS INVOLVING THE OPERATING PARTNERSHIPS

             The Federal Housing Administration (FHA) and the Housing and Urban Development (HUD) exercise control over the projects through provisions of Regulatory Agreements (the Agreements). The Agreements restrict the Projects, without prior written approval from HUD, from encumbering, acquiring, altering or disposing of land, buildings and equipment; using the Property for any purpose other than the use originally intended; engaging in any other business or activity; and paying distributions to partners, compensation to officers or directors, or for any purpose other than reasonable operating expenses. The Agreements also stipulate that FHA and HUD shall control the rental rates, rate of return on investment and method of operation.

             In addition, the Agreements require Properties to make cash deposits on a monthly basis into a reserve fund for replacements. The respective mortgagees are the designated custodians of the reserve funds and withdrawals can only be made with HUD approval.


-------------------------------------------------------------------------------
See the accompanying report letter.

                                                                   Schedule III
                                                                   ------------
                                                                    Page 1 of 1

                CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
-------------------------------------------------------------------------------

                              REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
                         PARTNERSHIPS IN WHICH CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                                                DECEMBER 31, 1996
                                                            INITIAL COST TO                   COST CAPITALIZED
                                                         OPERATING PARTNERSHIP            SUBSEQUENT TO ACQUISITION
                                                     ------------------------------       -------------------------
                                                                    BUILDINGS AND                   BUILDING AND
DESCRIPTION<F1>            ENCUMBRANCES<F2>               LAND       IMPROVEMENTS           LAND    IMPROVEMENTS
-------------------------------------------------------------------------------------------------------------------
Washington Courts Apartments
Chicago, Illinois
103 Residential Units           $ 5,054,562         $   75,300        $ 1,720,666          $  --      $5,387,783

Plumley Village Apartment
Boston, Massachusetts
430 Residential Units            18,366,687          1,100,000         17,383,785             --       1,553,736
                                --------------------------------------------------------------------------------
                                $23,421,249         $1,175,300        $19,104,451          $  --      $6,941,519
                                ================================================================================

                                                                                                                        LIFE UPON
                                                                                                                            WHICH
                                          GROSS AMOUNT AT WHICH           ACCUMULATED                                DEPRECIATION
                                         CARRIED AT CLOSE OF YEAR        DEPRECIATION                                   IN LATEST
                                    ---------------------------------   -------------                                      INCOME
                                          BUILDINGS AND                 BUILDINGS AND        DATE OF       DATE      STATEMENT IS
                                    LAND   IMPROVEMENTS          TOTAL   IMPROVEMENTS   CONSTRUCTION   ACQUIRED          COMPUTED
---------------------------------------------------------------------------------------------------------------------------------
Washington Courts Apartments
  Chicago, Illinois
  103 Residential Units       $   75,300    $ 7,108,449    $ 7,183,749     $1,831,691           1991       1/89        27.5 years

Plumley Village Apartment
  Boston, Massachusetts
  430 Residential Units        1,100,000     18,937,521     20,037,521      6,258,626           1973       9/89        27.5 years
                              -------------------------------------------------------
                              $1,175,300    $26,045,970    $27,221,270     $8,090,317
                              =======================================================


                                                See notes to schedule

                  CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
-------------------------------------------------------------------------------
              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
                 CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                              DECEMBER 31, 1996


NOTE 1 - DESCRIPTION OF PROPERTIES
----------------------------------

The Properties held by the Operating Partnerships in which CPTCHF-II has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.

NOTE 2 - SCHEDULE OF ENCUMBRANCES
---------------------------------


OPERATING PARTNERSHIP                   MORTGAGE          RESIDUAL          PURCHASE             OTHER
NAME AND PROPERTY NAME                     NOTES              NOTE              NOTE             NOTES             TOTAL
------------------------------------------------------------------------------------------------------------------------
Washington Courts L/P
  Washington Courts                  $ 5,054,562        $       --        $       --          $     --       $ 5,054,562

Laurel-Clayton L/P
  Plumley Village                      8,107,427         4,271,488         5,581,877           405,895        18,366,687
------------------------------------------------------------------------------------------------------------------------

                                     $13,161,989        $4,271,488        $5,581,877          $405,895       $23,421,249
========================================================================================================================

NOTE 3 - RECONCILIATION OF REAL ESTATE AND ACCUMULATED
------------------------------------------------------
DEPRECIATION
------------

                                                             ACCUMULATED
                                                  COST      DEPRECIATION
                                           -----------------------------
Balance at December 31, 1993               $26,068,588        $5,012,918
Additions during year:
  Depreciation                                      --           979,236
  Improvements                                 189,446                --
                                           -----------        ----------

Balance at December 31, 1994                26,258,034         5,992,154
Additions during year:
  Depreciation                                      --         1,074,633
  Improvements                                 161,344                --
                                           -----------        ----------

Balance at December 31, 1995                26,419,378         7,066,787
Additions during year:
  Depreciation                                      --         1,023,530
  Improvements                                 801,892                --
                                           -----------        ----------

                                           $27,221,270        $8,090,317
                                           ===========        ==========

                  CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
-------------------------------------------------------------------------------

                          MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                             PARTNERSHIPS IN WHICH CPTCHF-II HAS
                               LIMITED PARTNERSHIP INTERESTS
                                     DECEMBER 31, 1996
                                                                                         Schedule IV
                                                                                         -----------
                                                                                         Page 1 of 1

                                                               Monthly
                                                               Payments
                                                               to Maturity   Original
                                              Final Maturity   (Net of       Face          Carrying
Description<F1>              Interest Rate    Date             HUD           Amount of     Amount of
                                                               Subsidy)      Mortgage      Mortgage<F2>
---------------              -------------    --------------   -----------   ---------     ------------
First mortgages
assumed
by Operating
Partnerships:

Washington Courts
Limited Partnership
Washington Courts            9.25%            2031             $ 40,841      $ 5,165,400   $ 5,054,562

Laurel-Clayton Limited
Partnership
Plumley Village              8.5%             2012               77,965       10,635,000     8,107,427
                                                               --------      -----------   -----------
Total                                                          $118,806      $15,800,400   $13,161,989
                                                               ========      ===========   ===========

                                          See notes to schedule


                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
-------------------------------------------------------------------------------
                  NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL
                    ESTATE OF OPERATING PARTNERSHIPS IN WHICH
                   CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                              DECEMBER 31, 1996



NOTE 1 - DESCRIPTION
         -----------

      Each Operating Partnership has invested in a Property.

      Laurel-Clayton Limited Partnership assumed a mortgage loan obligation from the seller of the Property. The mortgage loan obligation is insured by the United States Department of Housing and Urban Development and is secured by the land and buildings of the Property.

      Washington Courts Limited Partnership has obtained permanent financing in the principal amount of $5,165,400 which is insured by the Federal Housing Administration. The loan bears interest at 9.25% per annum. The note will be amortized over a period of 40 years. Prepayment is prohibited during the construction period and for ten years from the date of completion of construction.

NOTE 2 - RECONCILIATION OF MORTGAGES
         ---------------------------

                                                 FOR THE YEAR ENDED
                                                 DECEMBER 31, 1996
                                           -----------------------------
                                            MORTGAGE            RESIDUAL
                                              LOANS              NOTES
                                           -----------------------------
      Balance at beginning of year         $13,418,903        $4,047,488
        Additions during year:
                                                    --           224,000

      Deductions during year:
        Payments                               256,914                --
                                           -----------        ----------
      Balance at end of year               $13,161,989        $4,271,488
                                           ===========        ==========