Form 10-K405
period 1998-03-31
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 1998-07-24
CIK 840258

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K
                 [X] Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                      FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                         OR

               [  ] Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                          COMMISSION FILE NUMBER 33-11194

                     CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

                          A CALIFORNIA LIMITED PARTNERSHIP

                   I.R.S. EMPLOYER IDENTIFICATION NO. 95-4178283

             1925 CENTURY PARK EAST, SUITE 1760, LOS ANGELES, CA  90067

                                   (310) 208-1888

Securities registered pursuant to Section 12(b) or 12(g) of the Act:

                                        NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      [X]  Yes       [  ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K (X)            [  ]  Yes                         [X]  No

No documents are incorporated into the text by reference.

                        Exhibit Index is located on Page 14

Registrant's Prospectus dated January 4, 1989, as amended (the "Prospectus") and the Registrant's Supplement No. 2 dated November 21, 1989 to Prospectus dated January 4, 1989 ("Supplement No. 2") but only to the extent expressly incorporated by reference in Parts I through IV hereof. Capitalized terms, which are not defined herein, have the same meaning as in the Prospectus.

                                 TABLE OF CONTENTS

PART I

ITEM 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .3

ITEM 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .4

ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .5

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .5

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS. . . . . . .6

ITEM 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . .6

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
            RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . .7

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . 10

ITEM 9.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . 10

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE COMPENSATION OF THE REGISTRANT . . . 11

ITEM 11.    EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . 12

ITEM 12.    PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFCIAL OWNERS AND
            MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . 12

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . 12

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . 13

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                     PART I



ITEM 1.     BUSINESS

Century Pacific Housing Tax Credit Fund-II ("CPTCHF-II "or the "Partnership") was formed on September 2, 1988 as a limited partnership under the laws of the State of California to invest in multi-family housing developments (the "Properties"). The Partnership's business is to invest primarily in other limited partnerships ("Operating Partnerships") that are organized for the purpose of either constructing or acquiring and operating existing affordable multi-family rental apartments (the "Properties") that are eligible for the Low-Income Housing Tax Credit, or to a lesser extent, the Rehabilitation Tax Credit, both enacted by the Tax Reform Act of 1986 (sometimes referred to as "Credits" or "Tax Credits"). The Partnership invested in two Properties, each of which qualifies for the Low-Income Housing Tax Credit. Both of these Properties receive one or more forms of assistance from Federal, state or local governments. A summary of the Partnership's objectives and a summary of the Tax Credits are provided in the Prospectus under "Investment Objectives and Policies" and "Federal Income Tax Aspects" on pages 45 and 79, respectively, and are incorporated herein by reference.

The Partnership does not employ any persons. Alternatively, the Partnership reimburses an affiliate for allocated overhead, consisting primarily of payroll costs.

In order to stimulate private investment in low and moderate income housing of the types in which the Partnership has invested, the federal government, through the Department of Housing and Urban Development (HUD), has provided investors with significant ownership incentives intended to reduce the risks and provide investors/owners with certain tax benefits, limited cash distributions and the possibility of long-term capital gains. The ownership incentives include interest subsidies, rent subsidies, and mortgage insurance and other measures. Long-term investments in real estate limit the ability of the Partnership to vary its portfolio in response to changing economic, financial and investment conditions, and such investments are subject to changes in economic circumstances and housing patterns, rising operating costs and vacancies, rent controls and collection difficulties, costs and availability of energy, as well as other factors which normally affect real estate values. In addition, these Properties usually are rent restricted and are subject to government agency programs, which may or may not require prior consent to transfer ownership.

The Partnership acquired the Properties by investing as the limited partner in the Operating Partnership, which owns the Properties. As a limited partner, the Partnership's liability for obligations of the Operating Partnership is limited to its investment. The Partnership made capital contributions to the Operating Partnerships in amounts sufficient to pay the Operating Partnership's expenses and to reimburse the General Partners for their costs incurred in forming the Operating Partnership, if any, and acquiring the Properties. For each acquisition, this typically included a cash down payment (in one or more installments), acceptance of the Property's mortgage indebtedness, and execution of a Purchase Money Note in favor of the seller of the Property. For a summary of the acquisition financing activities for each Property, see the financial information contained under
ITEM 2.

The Partnership's primary objective is to provide Low-Income Housing Tax credits to limited partners generally over a 10-year period. Each of the Partnership's Operating Partnerships has been allocated, by the relevant state tax credit agency, an amount of the Low-Income Housing Tax Credit for 10 years from the date the Property is placed-in-service. The required holding period of the Properties is 15 years (the "Compliance Period"). The Properties must satisfy rent restrictions, tenant income limitations and other requirements (the "Low-Income Housing Tax Credit Requirements") in order to maintain eligibility for recognition of the Low-Income Housing Tax Credit at all times during the Compliance Period. Once an

Operating Partnership has become eligible for the Low-Income Housing Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-Income Housing Tax Credit Requirements. To date, neither of the Operating Partnerships has suffered an event of recapture of the Low-Income Housing Tax Credit.

ITEM 2.     PROPERTIES

As of March 31, 1998, the Partnership had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the Properties acquired by the Operating Partnerships receives benefits under government assistance programs provided by HUD and the Illinois Housing Development Authority (IHDA). The table set forth below summarizes the Operating Partnerships acquired and the government assistance programs benefiting each Property. Further information concerning these Properties may be found in Supplement No. 2 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.

                                                                CAPITAL
                                                        CONTRIBUTION OBLIGATION           DECEMBER 31, 1997
                                                        ----------------------- ------------------------------------
                                 DATE OF      PERCENT                 PAID
  PROPERTY NAME,     AVERAGE   ACQUISITION  INTEREST IN  TOTAL AT   THROUGH                                               GOVERNMENT
  LOCATION AND      OCCUPANCY     OF        OPERATING    MARCH 31,  MARCH 31,  MORTGAGE   RESIDUAL   PURCHASE   OTHER     ASSISTANCE
  RENTAL UNITS        1997      INTEREST    PARTNERSHIP    1997      1997       NOTE       NOTE        NOTE     NOTE      PROGRAM
-----------------   ---------  -----------  -----------  --------- ---------- ---------   ---------  --------- --------   ---------
Washington Courts    98%       5/1/89        90%        $2,743,413  $2,743,413  $5,033,083         $0         $0       $0  HUD
Chicago, IL                                                                                                                Section
103 Residential Units                                                                                                      221(d)(4)
                                                                                                                           IHDA


Plumley Village      96%       8/1/89        60%         1,648,026   1,648,026   7,851,152  4,451,913  6,111,448  405,895  HUD
Boston, MA                                                                                                                 Section
                                                                                                                           236
430 Residential Units                                                                                                      Section
                                                                                                                           8

                                                         $4,391,439 $4,391,439 $12,884,235 $4,451,913 $6,111,448 $405,895
                                                          ---------  ---------  ----------  ---------  ---------  -------
                                                          ---------  ---------  ---------  ---------  ---------  -------

ITEM 3.   LEGAL PROCEEDINGS


As of June 15, 1998, there were no pending legal proceeding against the Partnership or any Operating Partnership in which it has invested.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no submissions of matters to a vote of security holders during the year ended March 31, 1998.

                                      PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS


There is at present no public market for the units of limited partnership interests (the "Units"), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interest" on pages 24 and 52 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of June 15, 1998 was approximately 508, holding 5,754 units.


As of June 15, 1998, there were no cash distributions.


ITEM 6.   SELECTED FINANCIAL DATA


The following summary of selected financial data should be read in conjunction with ITEM 14, herein, which also includes a summary of the Partnership's significant accounting policies.



                                                                            YEAR ENDED MARCH 31,
                                                  -------------------------------------------------------------------
OPERATIONS                                        1998           1997           1996           1995           1994
---------------------------------------------------------------------------------------------------------------------
Revenues                                          $    200     $   1,200      $   2,200      $   1,500      $   1,000

Operating Expenses                                (182,183)     (178,611)      (175,115)      (194,948)      (223,148)

Equity in Net Losses of
Operating Partnerships                            (247,924)     (146,872)      (158,170)      (226,083)      (228,942)
                                                  ---------    ---------      ---------       --------       --------
Net Loss                                         $(429,907)    $(324,283)     $(331,085)     $(419,531)     $(451,090)
                                                  ---------    ---------      ---------       --------       --------
                                                  ---------    ---------      ---------       --------       --------
Net Loss per Unit of
Limited Partnership Interest                      $    (75)    $     (56)     $     (57)     $     (72)     $     (78)
                                                  ---------    ---------      ---------       --------       --------
                                                  ---------    ---------      ---------       --------       --------

                                                                                    MARCH 31,
                                                  ---------------------------------------------------------------------
FINANCIAL POSITION                                1998           1997           1996           1995           1994
------------------------------------------------------------------------------------------------------------------------
Total Assets                                     $1,001,485   $1,249,411     $1,398,015     $1,555,203     $1,794,776
                                                  ---------    ---------      ---------       --------       --------
                                                  ---------    ---------      ---------       --------       --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


The Partnership offered limited partnership interests to the public during calendar year 1989, pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership raised $5,754,000 in equity capital and, thereafter, invested in Operating Partnerships, which own multifamily Properties located in Illinois and Massachusetts representing approximately $25,000,000 of Property value. These Properties under Section 42 of the Internal Revenue Code earn low-income housing tax credits, which are passed through to the individual partners of the Partnership. Low-Income housing tax credits earned by the Partnership for calendar years 1997, 1996, and 1995 were $860,539, $861,187, and $859,233, respectively.


As of March 31, 1998, the Partnership's portfolio consists of two Properties totaling 533 units. For a summary of the combined financial status of the Operating Partnerships and the Properties, see the financial information contained under ITEM 14.


The market for multifamily residential properties throughout the country continued to show signs of improvement in 1997, as the ongoing absence of significant new construction activity further improved the market's supply and demand characteristics. Management believes that overall real estate market conditions will improve further in 1998 along with the continued improvement in general economic conditions. In addition, the recent increases in market interest rate levels will make new construction more expensive to finance, which should continue to limit the addition of new multifamily units to the existing supply. However, the effects of the gradually improving market conditions on the Partnership's operating property investments, while positive, are limited by the government restrictions on rental real estate increases. A substantial amount of the revenue generated by these properties comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all low-income housing properties, limit the pool of potential buyers for these real estate assets. As a limited partner of the Operating Partnerships, the Partnership does not control property disposition decisions, and management is not aware of any plans or intentions of the general partners of these partnerships to sell any of the investment properties in the near future.


The Partnership is currently experiencing a liquidity problem. Under the Partnership Agreement, the Partnership is entitled to receive distributions of surplus cash from the Operating Partnerships, which are to provide the funds necessary for the Partnership to meet its administrative expenses and pay the Partnership management fee. To date, the Operating Partnerships have not provided sufficient cash distributions to enable the Partnership to meet its current obligations. As a result of the foregoing, the Partnership has been dependent upon its General Partners and affiliates for continued financial support to meet its operating costs. Management maintains that the General Partners and/or affiliates, though not required to do so, will continue to fund operations of the Partnership by continuing to fund operating costs and by deferring payment of allocated overhead expenses and repayment of operating cash advances. Allocated administrative expenses paid or accrued to affiliates and the General Partners represent reimbursement of the actual costs of goods and materials used for or by the Partnership, salaries, related payroll costs and other administrative items incurred or allocated, and direct expenses incurred in rendering legal, accounting/bookkeeping, computer, printing and public relations services. Items excluded from the overhead allocation include overhead expenses of the General Partners, including rent and salaries of employees not specifically performing the services described above. Unpaid allocated administrative expenses and partnership management fees, an annual amount up to .5% of invested assets, will accrue for payment in future operating years.

The Partnership is not expected to have access to any significant sources of financing. Accordingly, if unforeseen contingencies arise that cause an Operating Partnership to require additional capital to sustain operations, in addition to that previously contributed by the Partnership, the source of the required capital needs may be from (i) limited reserves from the Partnership (which may include distributions received from the Operating Partnerships that would otherwise be available for distribution to partners), (ii) debt financing at the Operating Partnership level (which may not be available), or (iii) additional equity contributions from the general partner of the Operating Partnerships (which may not be available). There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements, which may be necessary to sustain the operations of the Operating Partnerships.

TAX REFORM ACT OF 1986, OMNIBUS BUDGET RECONCILIATION ACT OF 1987, TECHNICAL AND MISCELLANEOUS REVENUE ACT OF 1988, OMNIBUS BUDGET RECONCILIATION ACT OF 1989 AND OMNIBUS BUDGET RECONCILIATION ACT OF 1990

The Partnership is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of the Partnership, who are subject to federal income tax, may be affected by the Tax Reform Act of 1986, the Omnibus Budget Reconciliation Act of 1987, the Technical and Miscellaneous Revenue Act of 1988, the Omnibus Budget Reconciliation Act of 1989 and the Omnibus Budget Reconciliation Act of 1990 (collectively the "Tax Acts"). The Partnership will consider the effect of certain aspects of the Tax Acts on the partners when making investment decisions. The Partnership does not anticipate that the Tax Acts will have a material adverse impact on the Partnership's business operations, capital resources, plans or liquidity.

RESULTS OF OPERATIONS

The fiscal year of the Partnership ends on March 31 of each year, however, the fiscal year of each Operating Partnership ends on December 31. Therefore, the earnings and losses of the Operating Partnerships reflected on the equity method in the Partnership's financial statements for its current fiscal year are for the calendar year ended December 31, 1997.

1998 COMPARED TO 1997

For the fiscal year ended March 31, 1998, the Partnership recorded a net loss of approximately $430,000, as compared to a net loss of approximately $324,000 for the prior fiscal year. The increase in net loss is the result of an increase in the Partnership's equity in net losses of the Operating Partnerships of approximately $101,000 and an increase in the expenses of approximately $3,500 for the current fiscal year. General and administrative expenses, namely allocated administrative expenses and partnership management fees, continue each fiscal year to comprise an increasing portion of the Partnership's net loss.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. One of the two investments has had an equity method basis of zero since March 31, 1993. The Partnership's recorded share of the Operating Partnership's losses in the current fiscal period consists of losses of approximately $248,000 from the Washington Courts Limited Partnership. In the prior fiscal year, losses of approximately $147,000 from the operations of Washington Courts were recorded. The carrying value of the Partnership's investment in Laurel-Clayton was reduced to zero during fiscal 1993.

In the aggregate, combined rental revenue of the Operating Partnerships increased during the current calendar year. The combined total rental revenue increased by approximately $144,000 in the current calendar year, with the largest increase occurring at Laurel-Clayton. The average occupancy levels remained at or above 96% in both calendar years in both properties. Such results reflect the generally improving market conditions referred to above. In addition to the improvement of revenue, the combined total expenses of the two operating properties decreased by approximately $147,000 in the current year primarily due to a decrease in repairs and maintenance.

1997 COMPARED TO 1996

For the fiscal year ended March 31, 1997, the Partnership recorded a net loss of approximately $324,000, as compared to a net loss of approximately $331,000 for the prior fiscal year. The decrease in net loss is the result of an decrease in the Partnership's equity in net losses of the Operating Partnerships of approximately $11,000 and an increase in the expenses of approximately $3,000 for the current fiscal year. General and administrative expenses, namely allocated administrative expenses and partnership management fees, continue each fiscal year to comprise an increasing portion of the Partnership's net loss. This trend results primarily from a decrease in the Partnership's recognition of equity losses from the Operating Partnerships in each subsequent fiscal year.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. One of the two investments has had an equity method basis of zero since March 31, 1993. The Partnership's recorded share of the Operating Partnership's losses in the current fiscal period consists of losses of approximately $147,000 from the Washington Courts Limited Partnership. In the prior fiscal year, losses of approximately $158,000 from the operations of Washington Courts were recorded. The carrying value of the Partnership's investment in Laurel-Clayton was reduced to zero during fiscal 1993.

In the aggregate, combined rental revenue of the Operating Partnerships increased during the current calendar year. The combined total rental revenue increased by approximately $63,000 in the current calendar year, with the largest increase occurring at Laurel-Clayton. The average occupancy levels remained at or above 96% in both calendar years in both properties. Such results reflect the generally improving market conditions referred to above. In addition to the improvement of revenue, the combined total expenses of the two operating properties decreased by approximately $410,000 in the current year primarily due to certain nonrecurring maintenance projects that were completed in 1995 and no expenses were recorded for the projects in 1996.

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

The Partnership's recorded share of the Operating Partnership's losses in the current fiscal period consists of losses of approximately $158,000 from the Washington Courts Limited Partnership. In the prior fiscal year, losses of approximately $226,000 from the operations of Washington Courts were recorded. The carrying value of the Partnership's investment in Laurel-Clayton was reduced to zero during fiscal 1993.

In the aggregate, combined rental revenue of the Operating Partnerships increased during the current calendar year. The combined total rental revenue increased by approximately $442,000 in the current calendar year, with the largest increase occurring at Laurel-Clayton. The average occupancy levels remained at or above 97% in both calendar years in both properties. Such results reflect the generally improving market conditions referred to above. In addition to the improvement of revenue, the combined total expenses of the two operating properties increased by approximately $227,000 in the current year primarily due to an increase in repairs and maintenance, management fees, depreciation and other operating expenses.

INFLATION

Inflation is not expected to have a material adverse impact on the Partnership's operations during its period of ownership of the Properties.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements at March 31, 1998 and 1997 together with the report of the independent auditors thereon are incorporated by reference from the Registrant's Financial Statements on the pages indicated in ITEM 14.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 30, 1997, the prior auditors, Rubin, Brown, Gornstein & Co., LLP, were dismissed as auditors for the Partnership. The decision to change accountants was approved by the Partnership's Board of Directors. Rubin, Brown, Gornstein & Co., LLP's report on the Partnership's financial statements for the years ended March 31, 1997 and 1996 contained a modification as to uncertainty of the Partnership to continue as a going concern. Rubin, Brown, Gornstein & Co., LLP's report on the above mentioned financial statements contained no adverse opinions or disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles, other than those previously discussed.

Effective September 30, 1997, the Partnership engaged Novogradac & Company LLP to perform the audit of the Partnership's financial statements as of and for the year ended March 31, 1998.

There are no known disagreements on any matter of accounting principles or practices or financial statement disclosure with current or predecessor auditors.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE COMPENSATION OF THE REGISTRANT

The Partnership has no officers or directors. Management of the Partnership is vested in Irwin Jay Deutch and Century Pacific Capital Corporation ("CPCC") (the "general partners"). The general partners will involve themselves in the day-to-day affairs of the Partnership as required to protect the limited partners' investment and advance the Partnership's tax investment objectives. Mr. Deutch, the managing general partner, has the overall responsibility of the preparation and transmittal of periodic reports to the limited partners, preparation and filing of the Partnership's tax returns with the IRS and the appropriate state tax authorities, and the preparation and filing of reports to HUD and other government agencies.

Following is biographical information on Mr. Deutch and the Executive Officers of CPII:

IRWIN JAY DEUTCH

IRWIN JAY DEUTCH, age 57, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation ("CPRC"), a general partner of the Operating Partnerships that owns the Properties in which CPHF-I has invested, and its affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multi-family properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing. In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

Mr. Deutch received a B.B.A. with distinction from the University of Michigan School of Business Administration in 1962 and a Juris Doctor degree with honors from the University of Michigan Law School in 1965. He is a member of the Order of the Coif. Mr. Deutch served in the Honors Program in the Office of the Chief Counsel of the Internal Revenue Service from 1965 to 1967, where he was assigned to the Interpretative Division in Washington, D.C. He attended Georgetown Law Center and received his Masters of Law degree in taxation in 1967. Mr. Deutch is a member of the State Bars of Michigan and California, as well as the American, Federal, Los Angeles, and Beverly Hills Bar Associations.

KEY OFFICERS OF CPII AND AFFILIATES

ESSIE SAFAIE, age 49, is Chief Financial Officer and Chief Operating Officer of CPRC. Prior to joining CPRC in 1988, from 1985 to 1988, he was Vice President and Chief Financial Officer of Sunrise Investments, Inc., a real estate syndication firm with $450 million of real estate under management. During this period, Mr. Safaie was also President of an affiliated property management firm, S&L Property Management, Inc., with over 12,000 residential units and 800,000 square feet of commercial office space under direct management. From 1982 to 1985, Mr. Safaie was assistant controller of Standard Management Company, builder and managers of luxury hotels, commercial offices and residential units. From 1980 to 1982, he served as financial officer of Diamond "M" Drilling Company. Mr. Safaie received a B.A. degree in Business Administration from California State University with a major in accounting.

CHARLES L. SCHWENNESEN, age 52, is Vice President of Acquisition Finance of CPRC and is responsible for financial analysis and "due diligence" reviews of all properties acquired by CPRC. Prior to joining CPRC in 1987, he was a consultant to companies, which provided investment opportunities through private placements. From 1984 to 1985, Mr. Schwennesen was Vice President of Cranston Securities Company and was responsible for the structuring of more than $30 million of mortgage revenue bond financing for affordable housing projects.
From 1977 to 1984, Mr. Schwennesen was a manager with the accounting firm of Price Waterhouse where he specialized in providing auditing and consulting services to publicly held California real estate development companies involved in the affordable housing industry. Mr. Schwennesen is a Certified Public Accountant and holds a Masters degree in Business Administration from the UCLA Graduate School of Management and a B.A. degree in Mathematics from UCLA.

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

During the fiscal years ended March 31, 1998, 1997 and 1996, CPII, a General Partner of the Partnership, earned $140,708, $136,106 and $132,097, respectively, of partnership management fees. During the fiscal years ended March 31, 1998, 1997 and 1996, the Partnership accrued $37,600, $37,600 and $37,600, respectively, for the reimbursement of overhead allocation from Century Pacific Investment Corporation ("CPIC"). During fiscal year 1998, the General Partners received no payments from the Operating Partnerships.

ITEM 12.  PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFCIAL OWNERS AND
          MANAGEMENT

No partner in the Partnership owns more than 5% of the total number of partnership interests outstanding. Irwin J. Deutch, the Managing General Partner, holds a one-half percent General Partnership Interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Irwin J. Deutch is the Managing General Partner of the Partnership, and CPII is also a General Partner. Irwin J. Deutch is the sole Director and President of CPII, and the Deutch Family Trust solely owns the stock of CPII. Mr. Deutch is also the President, sole Director and the Deutch Family trust is the sole stockholder of CPRC, the General Partner of the Operating Partnerships that own the Properties in which the Partnership is invested. The General Partners were allocated their proportionate share of the Partnership's tax losses and allocated tax credits. CPII received a partnership management fee for its services in managing and advising the Partnership and its business. CPII, an affiliate, provides all the services and materials necessary for the operation of the Partnership and is reimbursed for actual costs. These transactions are more particularly set forth in the financial statements found under ITEM 14.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits - See the Exhibit Index at page 14 of this report. The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(b)(1)    Financial Statements:

          The financial statements listed in the following index as set forth in
          ITEM 8 of this report on Form 10-K are filed or incorporated by reference as part of this annual report.

          Report of Independent Auditors'                                  F-1

          Balance Sheets as of March 31, 1998 and 1997                     F-2

          Statements of Operations for the Years Ended March 31,
          1998, 1997 and 1996                                              F-3

          Statements of Partners' Equity (Deficit) for the Years Ended
          March 31, 1998, 1997 and 1996                                    F-4

          Statements of Cash Flows for the Years Ended March 31, 1998,
          1997 and 1996                                                    F-5

          Notes to Financial Statements                                    F-6


   (2)    Financial Statement Schedules:

          Schedule III - Real Estate and Accumulated Depreciation of
          Operating Partnerships in which the Partnership has Limited
          Partnership Interests                                            F-12

          Notes to Schedule III - Real Estate and Accumulated Depreciation
          of Operating Partnerships in which the Partnership has Limited
          Partnership Interests                                            F-13

          Schedule IV - Mortgage Loans on Real Estate of Operating
          Partnerships in which the Partnership has Limited Partnership
          Interests                                                        F-14

          Notes to Schedule IV - Mortgage Loans on Real Estate of
          Operating Partnerships in which the Partnership has Limited
          Partnership Interests                                            F-15

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(c)       Reports on Form 8-K

          Registrant has not filed with the Securities and Exchange Commission a Current Report on Form 8-K during the year ended March 31, 1998, as there were no transactions that required the filing.

                                   EXHIBIT INDEX


These exhibits are numbered in accordance with the exhibit table of Item 601 of Regulation S-K.


     Exhibit Number                          Description
     --------------                          ------------
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

                              CENTURY PACIFIC TAX CREDIT HOUSING FUND-II



Date:  7-23-98                /s/ Irwin Jay Deutch
     -------------------      --------------------------------------------------
                              By:  Irwin Jay Deutch, as Managing General Partner



                              and



                              Century Pacific Capital II Corporation, as
                              Corporate General Partner and as Attorney-in-Fact for all Investor Limited Partners



Date:  7-23-98                /s/ Irwin Jay Deutch
     -------------------      --------------------------------------------------
                              By:  Irwin Jay Deutch, President

                          REPORT OF INDEPENDENT AUDITORS'


To the Partners of
Century Pacific Tax Credit Housing Fund-II

We have audited the accompanying balance sheet of Century Pacific Tax Credit Housing Fund-II (the "Partnership"), as of March 31, 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Washington Courts Apartments and Plumley Village Apartments, which statements reflect total assets and revenues constituting 100 percent of the Operating Partnerships. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Washington Courts Apartments and Plumley Village Apartments, is based solely on the report of the other auditors. The financial statements of Century Pacific Tax Credit Housing Fund-II for the years ended March 31, 1997 and 1996 were audited by other auditors, whose reports dated May 30, 1997 and June 13, 1996, respectively, included an explanatory paragraph describing conditions that raised substantial doubt about the Partnership's ability to continue as a going concern.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Tax Credit Housing Fund-II as of March 31, 1998, and the results of its operations, changes in partners' equity (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership's Operating Partnerships have suffered recurring operating losses, have not provided sufficient cash distributions and the Partnership has a net capital deficiency, which raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, from information audited by us and other auditors, the related financial statement schedules listed in Item 14(b)(2) as of December 31, 1997. In our opinion, the financial statement schedules present fairly, in all material respects, the information required to be set forth therein.



Atlanta, Georgia
June 15, 1998


                       CENTURY PACIFIC TAX CREDIT HOUSING FUND - II
                                   BALANCE SHEETS
                                      MARCH 31,

ASSETS                                               1998           1997
                                                  ----------     ----------
Cash                                              $      343     $      346
Advance to a general partner (Note 3)                    871            870
Investments in operating partnerships (Note 4)     1,000,271      1,248,195
                                                  ----------     ----------
   Total assets                                   $1,001,485     $1,249,411
                                                  ----------     ----------
                                                  ----------     ----------
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses             $    3,300     $    7,323

Due to affiliate (Note 3)                          1,284,224      1,098,220

Loan payable - affiliate (Note 3)                     40,594         40,593
                                                  ----------     ----------
   Total liabilities                              $1,328,118     $1,146,136
                                                  ----------     ----------
Partners' equity (deficit)
 General partners                                 $ (52,320)     $ (48,021)

 Limited partners, $1,000 stated value per unit
   25,000 units authorized, 5,754 units issued
   and outstanding                                 (274,313)        151,295
                                                  ----------     ----------
   Total partners' equity (deficit)               $(326,633)     $  103,274
                                                  ----------     ----------
   Total liabilities and partners' equity
      (deficit)                                   $1,001,485     $1,249,410
                                                  ----------     ----------
                                                  ----------     ----------

                       CENTURY PACIFIC TAX CREDIT HOUSING FUND - II
                                 STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED MARCH 31,


                                                       1998          1997           1996
                                                    ----------     ----------      ----------
REVENUES
   Transfer fees                                    $      200     $    1,200     $    2,200
                                                    ----------     ----------      ----------
EXPENSES
   Partnership management fee - affiliate (Note 3)     140,708        136,106        132,097
   Allocated overhead expenses - affiliate (Note 3)     37,600         37,600         37,600
   Other general and administrative                      3,875          4,905          5,418
                                                    ----------     ----------      ----------
     Total expenses                                    182,183        178,611        175,115
                                                    ----------     ----------      ----------
Loss Before Equity In Net Losses Of
   Operating Partnerships                             (181,983)      (177,411)      (172,915)

Equity In Net Losses Of Operating
   Partnerships (Note 4)                              (247,924)      (146,872)      (158,170)
                                                    ----------     ----------      ----------
NET LOSS                                             $(429,907)     $(324,283)    $ (331,085)
                                                    ----------     ----------      ----------
                                                    ----------     ----------      ----------
Allocation Of Net Loss
   General partners                                  $  (4,299)     $  (3,243)    $   (3,311)
   Limited partners                                   (425,608)      (321,040)      (327,774)
                                                    ----------     ----------      ----------
                                                     $(429,907)     $(324,283)    $ (331,085)
                                                    ----------     ----------      ----------
                                                    ----------     ----------      ----------
Net Loss Per Unit Of Limited Partnership
   Interest                                          $     (75)     $     (56)    $     (57)
                                                    ----------     ----------      ----------
                                                    ----------     ----------      ----------
Average Number Of Outstanding Units                      5,754          5,754         5,754
                                                    ----------     ----------      ----------
                                                    ----------     ----------      ----------

                        CENTURY PACIFIC TAX CREDIT HOUSING FUND - II
                          STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                       FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996



                                                   General        Limited
                                                   Partners       Partners           Total
                                                   ---------     ----------     ------------
Partners' Equity (Deficit) - March 31, 1995       $ (41,467)      $ 800,109      $   758,642

Net Loss                                             (3,311)       (327,774)        (331,085)
                                                   ---------     ----------     ------------
Partners' Equity (Deficit) - March 31, 1996         (44,778)        472,335          427,557

Net Loss                                             (3,243)       (321,040)        (324,283)
                                                   ---------     ----------     ------------
Partners' Equity (Deficit) - March 31, 1997         (48,021)        151,295          103,274

Net Loss                                             (4,299)       (425,608)        (429,907)
                                                   ---------     ----------     ------------
Partners' Equity (Deficit) - March 31, 1998       $ (52,320)      $(274,313)     $  (326,633)
                                                   ---------     ----------     ------------
                                                   ---------     ----------     ------------
Percentage Interest - March 31, 1998                      1%             99%             100%
                                                   ---------     ----------     ------------
                                                   ---------     ----------     ------------

                       CENTURY PACIFIC TAX CREDIT HOUSING FUND - II
                                 STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED MARCH 31,


                                                      1998          1997           1996
                                                   ----------     ---------      ---------
Cash Flows From Operating Activities
  Net loss                                         $(429,907)     $(324,283)     $(331,085)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Equity in net losses of Operating
         Partnerships                                247,924        146,872        158,170
         Changes in assets and liabilities:
              Increase in advance to a general
                  partner                                 (1)          (100)             0
              Decrease in accounts payable
                  and accrued expenses                (4,024)        (4,002)        (5,718)
              Increase in due to affiliates          186,004        179,006        169,697
              Increase in loan payable - affiliate         1            675          9,918
                                                   ----------     ---------      ---------
Net Cash Provided By (Used In) Operating
    Activities                                            (3)        (1,832)           982
                                                   ----------     ---------      ---------
Net Increase (Decrease) In Cash                           (3)        (1,832)           982

Cash - Beginning Of Year                                 346          2,178          1,196
                                                   ----------     ---------      ---------
Cash - End Of Year                                  $    343     $      346     $    2,178
                                                   ----------     ---------      ---------
                                                   ----------     ---------      ---------


                    CENTURY PACIFIC TAX CREDIT HOUSING FUND - II
                         Notes to the Financial Statements
                 For the years ended March 31, 1998, 1997 and 1996


1.   ORGANIZATION

     Century Pacific Tax Credit Housing Fund-II, a California limited partnership (the "Partnership"), was formed on September 2, 1988 for the purpose of raising capital by offering and selling limited partnership interests and then acquiring limited partnership interests in partnerships (the "Operating Partnerships"), owning and operating existing residential apartment rental properties (the "Properties").

     The general partners of the Partnership are Century Pacific Capital II Corporation, a California corporation ("CPII"), and Irwin Jay Deutch, an individual (collectively, the "general partners"). The general partners and affiliates of the general partners (the "general partners and affiliates") have interests in the Partnership and receive compensation from the Partnership and the Operating Partnerships (Note 3).

     The Properties qualify for the Low-Income Housing Tax Credit established by
     Section 42 of the Tax Reform Act of 1986 (the "Low-Income Housing Tax Credit"). The Properties are leveraged low-income multi-family residential complexes and receive one or more forms of assistance from federal, state or local government agencies (the "Government Agencies").

     In September 1988, the Partnership began raising capital from sales of limited partnership interests, at $1,000 per unit, to limited partners. The Partnership authorized the issuance of a maximum of 25,000 units of which 5,754 were subscribed and issued. The limited partnership interest offering closed as of December 31, 1989.

     As of March 31, 1998, the Partnership has acquired limited partnership interests of 90% in Washington Courts Limited Partnership and 60% in Laurel-Clayton Limited Partnership, two existing Operating Partnerships which own apartment rental properties.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

     BASIS OF ACCOUNTING

     The Partnership prepares its financial statements on the tax basis of accounting. Memorandum entries, while not recorded in the records of the Partnership, have been made in order to prepare the financial statements in accordance with generally accepted accounting principles.

     On August 7, 1991, management changed from a calendar year end to a fiscal year end of March 31 for financial reporting purposes. Accordingly, the Partnership's quarterly periods end June 30, September 30 and December 31. The Operating Partnerships, for financial reporting purposes, have a calendar year end. The Partnership, as well as the Operating Partnerships, has a calendar year-end for income tax purposes.

     USE OF ESTIMATES

     The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     CENTURY PACIFIC TAX CREDIT HOUSING FUND - II
                          Notes to the Financial Statements
                  For the years ended March 31, 1998, 1997 and 1996



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
     (CONTINUED)

     INCOME TAXES

     In accordance with federal and state income tax regulations, no income taxes are levied on the Partnership. Federal and state income taxes on partnership income are levied on the partners in their individual capacity. The tax returns, the qualification of the Partnership as such for tax purposes and the amount of distributable income or loss are subject to examination by federal and state taxing authorities. If such examination results in changes in the Partnership qualification or in distributable income or loss, the tax liability of the partners could change.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less. Restricted cash is not considered a cash equivalent.

     ECONOMIC CONCENTRATIONS

     The Partnership operates Properties in Chicago, Illinois and Boston, Massachusetts. Future operations could be affected by changes in the economic or other conditions in that geographical area or by changes in federal low-income housing subsidies or the demand for such housing.

     CONCENTRATION OF CREDIT RISK

     The Partnership deposits its cash in financial institutions. At times, deposits may exceed federally insured limits. The Partnership has not experienced losses in such accounts.

     INVESTMENTS IN OPERATING PARTNERSHIPS

     The Partnership uses the equity method to account for its investment in the Operating Partnerships (Note 4). Under the equity method of accounting, the investment is carried at cost and adjusted for the Partnership's share of the Operating Partnerships' results of operations and by cash distributions received. Equity in the loss of each Operating Partnership allocated to the Partnership is not recognized to the extent that the investment balance would become negative. Costs paid by the Partnership for organization of the Operating Partnerships as well as direct costs of acquiring Properties, including acquisition fees and reimbursable acquisition expenses paid to the general partner, have been capitalized as investments in Operating Partnerships.

     NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

     Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, which is 5,754 for the years ended March 31, 1998, 1997 and 1996.

     SYNDICATION COSTS

     Public offering costs have been recorded as a direct reduction to the capital accounts of the Limited Partners.

                    CENTURY PACIFIC TAX CREDIT HOUSING FUND - II
                         Notes to the Financial Statements
                 For the years ended March 31, 1998, 1997 and 1996


3.   RELATED PARTY TRANSACTIONS

     The General Partners of the Partnership are CPII and Irwin Jay Deutch. Century Pacific Placement Corporation ("CPPC"), an affiliate of the general partners, served as the broker-dealer-manager for sales of the limited partnership interests in the Partnership. Century Pacific Realty Corporation ("CPRC"), an affiliate of CPII, is a general partner in each of the Operating Partnerships.

     The general partners have an aggregate one percent interest in the Partnership. CPRC has a one-half percent interest in each of the Operating Partnerships.

     The general partners and affiliates receive compensation and reimbursement of expenses from the Partnership, as set forth in the limited partnership agreement, for their services in managing the Partnership and its business. Pursuant to the partnership agreement, the Partnership is required to pay CPII an annual management fee for its services in connection with the management of the affairs of the Partnership. The annual management fee is equal to .5% of invested assets (as defined by the partnership agreement). The general partners and affiliates also receive compensation and reimbursement of expenses for the Operating Partnerships. This compensation and reimbursement includes services provided to the Partnership during its offering stage, acquisition stage and operational stage.

     The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 1998, 1997 and 1996 as follows:



                                                                   1998         1997              1996
Fees and reimbursement from the Partnership:
  Reimbursement for overhead allocated from
    Century Pacific Investment Corporation ("CPIC")         $    37,600      $   37,600        $     37,600
    Partnership management fee ("CPII")                         140,708         136,106             132,097
                                                            -----------      ----------        ------------

 Total                                                      $   178,308   $     173,706       $     169,697
                                                            -----------      ----------        ------------
                                                            -----------      ----------        ------------

     At March 31, 1998 and 1997, amounts due to affiliates consist of fees and certain general and administrative costs payable by the Partnership to the general partners and affiliates totaling $1,284,224 and $1,098,220, respectively.

     At March 31, 1998 and 1997, CPII owed the Partnership for an unsecured, noninterest bearing advance of $871 and $870, respectively.

     At March 31, 1998 and 1997, CPRC was owed $40,594 and $40,593, respectively, for a noninterest bearing, demand, cash advance to the Partnership.

                     CENTURY PACIFIC TAX CREDIT HOUSING FUND - II
                          Notes to the Financial Statements
                  For the years ended March 31, 1998, 1997 and 1996



3.   RELATED PARTY TRANSACTIONS (CONTINUED)

     The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash flow. At March 31, 1998 and 1997, the Partnership had no outstanding advances due to the general partners.

4.   INVESTMENTS IN OPERATING PARTNERSHIPS

     At March 31, 1998 and 1997, the Partnership owned limited partnership interests in two Operating Partnerships, each of which has invested in a multi-family rental property.

     Investments in Operating Partnerships consist of the following:

                                                       1998            1997
  Cash contributions to Operating Partnerships
    to fund purchase of Properties and              $ 4,536,020       $ 4,536,020
    acquisition and organization costs

  Equity in net losses of Operating Partnerships     (3,535,749)       (3,287,825)
                                                     ----------      ------------

                                                    $ 1,000,271       $ 1,248,195
                                                     ----------      ------------
                                                     ----------      ------------


The names and locations of the Properties in which the Operating Partnerships hold beneficial interests are as follows:


                    NAME OF                            NAME AND
              OPERATING PARTNERSHIP              LOCATION OF PROPERTY

  Washington Courts Limited Partnership            Washington Courts
                                                   Chicago, Illinois

  Laurel-Clayton Limited Partnership               Plumley Village
                                                Boston, Massachusetts

                    CENTURY PACIFIC TAX CREDIT HOUSING FUND - II
                         Notes to the Financial Statements
                 For the years ended March 31, 1998, 1997 and 1996



 4.  INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

     A summary of the combined balance sheet as of December 31, 1997 and 1996 and statements of operations of the aforementioned Operating Partnerships for the years then ended follows:


                                COMBINED BALANCE SHEET

                                        ASSETS

                                                     1997                      1996
                                                ------------               ----------
Cash                                            $    631,703               $    520,489
Reserve for replacements                             733,866                    699,742
Land and buildings                                19,060,724                 19,130,953
Other assets                                       1,139,093                  1,187,396
                                                ------------               ------------

   Total assets                                 $ 21,565,386               $ 21,538,580
                                                ------------               ------------
                                                ------------               ------------


                         LIABILITIES AND PARTNERS' DEFICIT
Notes payable                                   $ 23,853,491               $ 23,443,651
Other liabilities                                    910,768                    796,837
                                                ------------               ------------
   Total liabilities                              24,764,259                 24,240,488

Partners' deficit                                 (3,198,873)                (2,701,908)
                                                ------------               ------------

   Total liabilities and partners' deficit      $ 21,565,386               $ 21,538,580
                                                ------------               ------------
                                                ------------               ------------

                         COMBINED STATEMENT OF OPERATIONS

                                                     1997                      1996
                                                ------------               ----------

Revenues
 Rental income                                  $ 5,354,267                $  5,209,890
 Other income                                       577,812                     772,398
                                                ------------               ------------
   Total revenues                                 5,932,079                   5,982,288

Expenses

  Utilities                                         815,616                     846,866
  Repairs and maintenance                         1,140,101                   1,257,706
  Management fees                                   303,688                     310,821
  Other operating expenses                        1,327,698                   1,297,157
  Interest                                        1,831,665                   1,819,923
  Depreciation and amortization                     990,504                   1,023,530
                                                ------------               ------------
     Total expenses                               6,409,272                   6,556,003
                                                ------------               ------------

Net loss                                        $  (477,193)               $   (573,715)
                                                ------------               ------------
                                                ------------               ------------

ALLOCATION OF NET LOSS
  General partners and other limited partners   $  (143,158)               $   (180,530)
  CPTCHF-II                                        (334,035)                   (393,185)
                                                ------------               ------------
     Total                                      $  (477,193)               $   (573,715)
                                                ------------               ------------
                                                ------------               ------------

                    CENTURY PACIFIC TAX CREDIT HOUSING FUND - II
                         Notes to the Financial Statements
                 For the years ended March 31, 1998, 1997 and 1996


5.   COMMITMENTS AND CONTINGENCIES

     The Federal Housing Administration (FHA) and the Housing and Urban Development (HUD) exercise control over the projects through provisions of Regulatory Agreements (the "Agreements"). The Agreements restrict the Projects, without prior written approval from HUD, from encumbering, acquiring, altering or disposing of land, buildings and equipment; using the Property for any other purpose other than the use originally intended; engaging in any other business or activity; and paying distributions to partners, compensation to officers or directors, or for any purpose other than reasonable operating expenses. The Agreements also stipulate that FHA and HUD shall control the rental rates, rate of return on investment and method of operation.

     In addition, the Agreements require Properties to make cash deposits on a monthly basis into a reserve fund for replacements. The respective mortgages are the designated custodians of the reserve funds and withdrawals can only be made with HUD approval.

6.   GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Partnership as a going concern. However, the Partnership's Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, the Partnership has incurred allocated losses from all but one of its Operating Partnerships to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

     Management maintains that the general partners and affiliates, though not required to do so, will continue to fund operations by deferring payment to related parties of allocated overhead expenses, and by funding any Partnership operating costs. Unpaid allocated overhead expenses will accrue and become payable when the Operating Partnerships generate sufficient cash distributions to the Partnership to cover such expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              CENTURY PACIFIC TAX CREDIT HOUSING FUND - II


                                                                Schedule III
                                                                 Page 1 of 1

                  REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
              PARTNERSHIPS IN WHICH CPTCHF-II HAS LIMITED PARTNERSHIP INTEREST
                                       DECEMBER 31, 1997




                                        INITIAL COST TO                             COST CAPITALIZED
                                      OPERATING PARTNERSHIP                    SUBSEQUENT TO ACQUISITION
                                      ---------------------                    -------------------------
                                                           Buildings And                   Buildings And
     Description (1)            Encumbrances (2)   Land    Improvements          Land       Improvements
--------------------------------------------------------------------------------------------------------
Washington Courts Apartments
   Chicago, Illinois
   103 Residential Units          $5,033,083      $75,300     $1,720,666          $0         $5,393,094

Plumley Village Apartments
   Boston, Massachusetts
   430 Residential Units          18,820,408    1,100,000     17,383,785           0          2,468,700
                                  ----------    ------------------------        -----------------------
                                 $23,853,491   $1,175,300    $19,104,451          $0          7,861,794
                                  ----------    ------------------------        -----------------------
                                  ----------    ------------------------        -----------------------

                                                                                                                      Life Upon
                                                                                                                        Which
                                      GROSS AMOUNT AT WHICH              ACCUMULATED                                 Depreciation
                                     CARRIED AT CLOSE OF YEAR            DEPRECIATION                                 In Latest
                                     ------------------------            ------------                                  Income
                                                Buildings And            Buildings And     Date Of        Date       Statement Is
    Description (2)                    Land     Improvements    Total    Improvements    Construction    Acquired      Computed
---------------------------------------------------------------------------------------------------------------------------------
Washington Courts Apartments
   Chicago, Illinois
   103 Residential Units              $75,300    $7,113,760   $7,189,060   $2,093,234        1991        Jan-89       27.5 years

Plumley Village Apartments
   Boston, Massachusetts
   430 Residential Units            1,100,000    19,852,485   20,952,485    6,987,587        1973        Sep-89       27.5 years
                                    ------------------------------------    ---------

                                   $1,175,300   $26,966,245  $28,141,545   $9,080,821
                                    ------------------------------------    ---------
                                    ------------------------------------    ---------

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND - II

                NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                  DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
                    CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                                 DECEMBER 31, 1997


NOTE 1 - DESCRIPTION OF PROPERTIES

The Properties held by the Operating Partnerships in which CPTCHF-II has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.

NOTE 2 - SCHEDULE OF ENCUMBRANCES


OPERATING PARTNERSHIP                          MORTGAGE       RESIDUAL       PURCHASE        OTHER
NAME AND PROPERTY NAME                          NOTES           NOTE           NOTE          NOTES          TOTAL
------------------------------------------------------------------------------------------------------------------
 Washington Courts LP
  Washington Courts                           $5,033,083             $0             $0             $0       $5,033,083

  Laurel-Clayton LP
   Plumley Village                             7,851,152      4,451,913      6,111,448        405,895       18,820,408
                                          ----------------------------------------------------------------------------
                                             $12,884,235     $4,451,913     $6,111,448       $405,895      $23,853,491
                                          ----------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------


NOTE 3 - RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                                ACCUMULATED
                                         COST                   DEPRECIATION
                                       -------------------------------------
Balance at December 31, 1994           $26,258,034             $5,992,154
Additions during year:
   Depreciation                                                 1,074,633
   Improvements                            161,344
                                       -------------------------------------

Balance at December 31, 1995            26,419,378              7,066,787
Additions during year:
   Depreciation                                                 1,023,530
   Improvements                            801,892
                                       -------------------------------------

Balance at December 31, 1996            27,221,270              8,090,317
Additions during year:
   Depreciation                                                   990,504
   Improvements                            920,275
                                       -------------------------------------
                                       $28,141,545             $9,080,821
                                       -------------------------------------
                                       -------------------------------------

                    CENTURY PACIFIC TAX CREDIT HOUSING FUND - II

                     MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                        PARTNERSHIPS IN WHICH CPTCHF-II HAS
                           LIMITED PARTNERSHIP INTERESTS
                                 DECEMBER 31, 1997


                                                              Schedule IV
                                                              -----------
                                                              Page 1 of 1


                                                               Monthly
                                                              Payments
                                                             to Maturity       Original
                                                               (Net of           Face          Carrying
                                             Final Maturity      HUD           Amount of       Amount of
Description (1)            Interest Rate           Date       Subsidy)         Mortgage       Mortgage (2)
---------------            -------------     --------------   --------         ---------      ------------
First mortgages
assumed
by Operating
Partnerships:

Washington Courts
Limited Partnership
Washington Courts              9.25%             2031          $40,841        $5,165,400       $5,033,083

Laurel-Clayton
Limited Partnership
Plumley Village                8.50%             2012           77,965        10,635,000        7,851,152
                                                             ---------        ----------       ----------
Total                                                         $118,806       $15,800,400      $12,884,235
                                                             ---------        ----------       ----------
                                                             ---------        ----------       ----------

                    CENTURY PACIFIC TAX CREDIT HOUSING FUND - II


                   NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL
                     ESTATE OF OPERATING PARTNERSHIPS IN WHICH
                    CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                                 DECEMBER 31, 1997


NOTE 1 - DESCRIPTION

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

NOTE 2 - RECONCILIATION OF MORTGAGES


                                                                    For the Year Ended
                                                                     December 31, 1997
                                                            ----------------------------------
                                                               Mortgage            Residual
                                                                 Loans               Notes
                                                            ----------------------------------
                Balance at beginning of year                $13,161,989          $4,271,488
                Additions during year:
                   Accrued interest                                   0             180,425

                Deductions during year:
                   Payments                                     277,754                   0
                                                             ----------          ----------
                Balance at end of year                      $12,884,235          $4,451,913
                                                             ----------          ----------
                                                             ----------          ----------