Form 10-Q
period 1998-09-30
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 1998-11-12
CIK 840258

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


           For the Quarter ended September 30, 1998

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