Form 10-K405
period 1999-03-31
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 1999-06-30
CIK 840258

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    --------------------------------------

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

                  Yes   X                 No
                      -----                  -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to part III of this Form 10-K or any amendment to this Form 10-K (X).

                  Yes                     No  X
                      -----                  -----

No documents are incorporated into the text by reference.

                  Exhibit Index is located on Page 17

Registrant's Prospectus dated January 4, 1989, as amended (the Prospectus) and the Registrant's Supplement No. 2 dated November 21, 1989 to Prospectus dated January 4, 1989 (Supplement No. 2) but only to the extent expressly incorporated by reference in Parts I through IV hereof. Capitalized terms which are not defined herein have the same meaning as in the Prospectus.

                                                   TABLE OF CONTENTS

PART I

         ITEM 1   BUSINESS                                                                                 3

         ITEM 2   PROPERTIES                                                                               4

         ITEM 3   LEGAL PROCEEDINGS                                                                        5

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      5


PART II

         ITEM 5   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS                                        6

         ITEM 6   SELECTED FINANCIAL DATA                                                                  6

         ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS                                           7

         ITEM 8   FINANCIAL STATEMENTS                                                                    11

         ITEM 9   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                                                     11


PART III

         ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                      13

         ITEM 11  EXECUTIVE COMPENSATION                                                                  14

         ITEM 12  PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                                                        15

         ITEM 13  CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                                                            15


PART IV

         ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K                                                                 16

                  EXHIBIT INDEX                                                                           17

                  SIGNATURES                                                                              18

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

The Partnership acquired the Properties by investing as the limited partner in Operating Partnerships which owns the Properties. As a limited partner, CPTCHF-II's liability for obligations of the Operating Partnerships is limited to its investment. The Partnership made capital contributions to the Operating Partnerships in amounts sufficient to pay the Operating Partnerships' expenses and to reimburse the General Partners for their costs incurred in forming the Operating Partnerships, if any, and acquiring the Properties. For each acquisition, this typically included a cash down payment (in one or more installments), acceptance of the Property's mortgage indebtedness, and execution of a Purchase Money Note in favor of the seller of the Property.

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

ITEM 2.    PROPERTIES
           ----------

As of March 31, 1999, CPTCHF-II had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the Properties acquired by the Operating Partnerships receives benefits under government assistance programs provided by HUD and the Illinois Housing Development Authority (IHDA). The table below summarizes the Operating Partnerships acquired and the government assistance programs benefiting each Property. Further information concerning these Properties may be found in Supplement No. 2 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.

                                                                                        Capital
                                                                                Contribution Obligation
                                                              Percent        -----------------------------
 Property                                  Date of           Acquisition                           Paid
   Name,                Average           Acquisition            in            Total at          through
Location and           Occupanty               of             Operating        March 31,         March 31,
Rental Units              1998              Interest         Partnership         1999              1999
---------------------  ---------          -----------        -----------     -----------         ---------
Washington Courts         92%               5/1/89               90%         $2,743,413        $2,743,413
Chicago, IL
103 Residential Units

Plumley Village           98%               8/1/89               60%          1,648,026         1,648,026
Boston, MA
430 Residential Units

                                                                             $4,391,439        $4,391,439
                                                                             ==========        ==========

                                             December 31, 1998
                        -----------------------------------------------------------

                                                                                                  Government
                           Mortgage      Residual         Purchase          Other                 Assistance
                            Notes          Note             Note             Note                  Program
                        -----------     ----------       ----------        --------           -------------------
Washington Courts       $ 5,007,487     $---------       $---------        $-------                 HUD Insured
Chicago, IL                                                                                   Section 221(d)(4)
103 Residential Units                                                                         IHDA HAP Contract

Plumley Village           7,572,225      5,895,924        5,393,880         405,895                         HUD
Boston, MA                                                                                          Section 236
430 Residential Units                                                                                 Section B

                        $12,579,712     $5,895,924       $5,393,880        $405,895
                        ===========     ==========       ==========        ========

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

As of June 22, 1999, there were no pending legal proceedings against CPTCHF-II or any Operating Partnership in which it has invested.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

As of March 31, 1999, there were no submissions of matters to a vote of security holders.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
           -------------------------------------------------

There is at present no public market for the units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interests" on pages 24 and 52 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of June 22, 1999 was approximately 508, holding 5,754 units.

As of June 22, 1999, there were no cash distributions.

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

The following summary of selected financial date should be read in conjunction with ITEM 14, herein, which also includes a summary of CPTCHF-II's significant accounting policies.



                                                                     YEAR ENDED MARCH 31,
                                          --------------------------------------------------------------------------
         OPERATIONS                          1999           1998           1997              1996           1995
         ----------------------------     ----------     -----------    -----------       -----------    -----------
         Revenues                             1,600             200          1,200             2,200          1,500
         Operating Expenses                (191,110)       (182,183)      (178,611)         (175,115)      (194,948)

         Equity in Net Losses
         of Operating Partnerships         (318,696)       (247,924)      (146,872)         (158,170)      (226,083)

         Net Loss                          (508,206)       (429,907)      (324,283)         (331,085)      (419,531)

         Net Loss per Unit of

         Limited Partnership Interest           (88)            (75)           (56)              (57)           (72)

                                                                        March 31,
                                          --------------------------------------------------------------------------
         FINANCIAL POSITION                  1999           1998           1997              1996           1995
         ----------------------------     ---------      -----------    ----------        ----------     ----------
         Total Assets                     $ 684,322      $1,001,485     $1,249,411        $1,398,015     $1,555,203
                                          =========      ==========     ==========        ==========     ==========

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
           ------------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership offered limited partnership interests to the public during calendar year 1989, pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership raised $5,754,000 in equity capital and, thereafter, invested in Operating Partnerships, which own multifamily Properties located in Illinois and Massachusetts representing approximately $25,000,000 of Property value. These properties under Section 42 of the Internal Revenue Code earn low-income housing tax credits which are passed through to the individual partners of the Partnership. Low-Income housing tax credits earned by the Partnership for calendar years 1998, 1997 and 1996 were $870,477, $860,539, and $861,187, respectively.

As of March 31, 1999, the Partnership portfolio consists of two Properties totalling 533 units. For a summary of the combined financial status of the Operating Partnerships and the Properties, see the financial information contained under ITEM 14.

The market for multifamily residential properties throughout the country continued to show signs of improvement in 1998, as the ongoing absence of significant new construction activity further improved the market's supply and demand characteristics. Management believes that overall real estate market conditions will improve further in 1999 along with the continued improvement in general economic conditions. In addition, the recent increases in market interest rate levels will make new construction more expensive to finance, which should continue to limit the addition of new multifamily units to the existing supply. However, the effects of the gradually improving market conditions on the Partnership's operating property investments, while positive, are limited by the government restrictions on rental rate increases. A substantial amount of the revenue generated by these properties comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all low-income housing properties, limit the pool of potential buyers for these real estate assets. As a limited partner of the Operating Partnerships, the Partnership does not control property disposition decisions, and management is not aware of any plans or intentions of the general partners of these partnerships to sell any of the investment properties in the near future.

The Partnership is currently experiencing a liquidity problem. Under the Partnership Agreement, the Partnership is entitled to receive distributions of surplus cash from the Operating Partnerships which is to provide the funds necessary for the Partnership to meet its administrative expenses and pay the Partnerships management fee. At the present time, the Operating Partnerships have not generated sufficient cash distributions to fund the Partnership's expenses. As a result of the foregoing, the Partnership has been dependent upon its affiliates and the General Partners for continued financial support to meet its expenses. Though there can be no assurance, management believes that affiliates and/or the General Partners, though not required to do so, will continue to fund operations of the Partnership and defer receipt of payment of allocated overhead administrative expenses and partnership management fees. Allocated administrative expenses paid or accrued to affiliates and the General Partners represent reimbursement of the actual cost of goods and materials used for or by the Partnership, salaries, related payroll costs and other administrative items incurred or allocated, and direct expenses incurred in rendering legal, accounting/bookkeeping, computer, printing and public relations services. Items excluded from the overhead allocation include overhead expenses of the General Partners, including rent and salaries of employees not specifically performing the services described above. Unpaid allocated administrative expenses and partnership management fees, an annual amount up to .5% of invested assets, will accrue for payment in future operating years.

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

Tax Reform Act of 1986, Ominbus Budget Reconciliation Act of 1987, Technical
----------------------------------------------------------------------------
and Miscellaneous Revenue Act of 1988, Ominbus Budget Reconciliation Act of
---------------------------------------------------------------------------
1989 and Ominbus Budget Reconciliation Act of 1990 and all subsequent tax
-------------------------------------------------------------------------
acts.
-----

The Partnership is organized as a limited partnership and is "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of the Partnership, who are subject to federal income tax, may be affected by the Tax Reform Act of 1986, the Omnibus Budget Reconciliation Act of 1987, the Technical and Miscellaneous Revenue Act of 1988, the Ominbus Budget Reconciliation Act of 1989 and the Ominbus Budget Reconciliation Act of 1990 and all subsequent tax acts (collectively the Tax Acts). The Partnership will consider the effect of certain aspects of the Tax Acts on the partners when making investment decisions. The Partnership does not anticipate that the Tax Acts will have a material adverse impact on the Partnership's business operations, capital resources, plans or liquidity.

Results of Operations
---------------------

The fiscal year of the Partnership ends on March 31 of each year, however, the fiscal year of each Operating Partnership ends on December 31. Therefore, the earnings and losses of the Operating Partnerships reflected on the equity method in the Partnership's financial statements for its current fiscal year are for the calendar year ended December 31, 1998.

1999 Compared to 1998
---------------------

For the fiscal year ended March 31, 1999, the Partnership recorded a net loss of approximately $508,000, as compared to a net loss of approximately $430,000 for the prior fiscal year. The increase in net loss is the result of a increase in the Partnership's equity in net losses of the Operating Partnerships of approximately $70,000 and a increase in the expenses of approximately $8,000 for the current fiscal year. General and administrative expenses, namely allocated administrative expenses and partnership management fees, continue each fiscal year to comprise an increasing portion of the Partnership's net loss.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. One of the two investments has had an equity method basis of zero since March 31, 1993. The Partnership's recorded share of the Operating Partnerships' losses in the current fiscal period consists of losses of approximately $319,000 from the Washington Courts Limited Partnership. In the prior fiscal year, losses of approximately $248,000 from the operations of Washington Courts was recorded. The carrying value of the Partnership's investment in Laurel-Clayton was reduced to zero during fiscal 1993.

In the aggregate, combined rental revenue of the Operating Partnerships increased during the current calendar year. The combined total rental revenue increased by only approximately $40,000 in the current calendar year. The average occupancy level for Laurel-Clayton remained at 98% in both calendar years, but Washington Court had a decrease to 92% occupancy level in the current year. This decrease in occupancy level caused part of the small increase in total rental revenue. The combined total expenses of the two operating properties increased by approximately $110,000 in the current year primarily due to an increase in repairs and maintenance and depreciation and a decrease in other operating expenses.

1998 Compared To 1997
---------------------

For the fiscal year ended March 31, 1998, the Partnership recorded a net loss of approximately $430,000, as compared to a net loss of approximately
$324,000 for the prior fiscal year. The increase in net loss in the result of an increase in the Partnership's equity in net losses of the Operating Partnerships of approximately $101,000 and an increase in the expenses of approximately $3,500 for the current fiscal year. General and administrative expenses, namely allocated administrative expenses and partnership management fees, continue each fiscal year to comprise an increasing portion of the Partnership's net loss.

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

Year 2000 Compliance
--------------------

Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results in "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millennium Bug" or "Year 2000 problem".

Assessment. The Year 2000 problem could affect computers, software and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computers, software, applications and related equipment and its systems other than information technology systems to ensure that they will be Year 2000 compliant. The Company believes that its Year 2000 plan will be completed in all material respects prior to the anticipated Year 2000 failure dates.

ITEM 8.    FINANCIAL STATEMENTS
           --------------------

The financial statements together with the report of the independent auditors thereon are set forth on the pages indicated in ITEM 14.

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

On April 15, 1999, the prior auditors, Novogradac & Company LLP, were dismissed as auditors for the Partnership. The decision to change accountants was approved by the Partnership's Board of Directors. Novogradac & Company LLP's report on the Partnership's financial statements for the years ended March 31, 1998, contained a modification as to uncertainty of the Partnerships to continue as a going concern.

Novogradac & Company LLP's report on the above mentioned financial statements contained no adverse opinions or disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles, other than those previously discussed.

Effective April 15, 1999, the Partnership engaged Rubin, Brown, Gornstein & Co., LLP to perform the audit of the Partnership's financial statements as of and for the year ending March 31, 1999.

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

Following is biographical information on Mr. Deutch and the Executive Officers of CPII:

IRWIN JAY DEUTCH

Irwin Jay Deutch, age 58, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation (CPRC), a General Partner of the Operating Partnerships that own the Properties in which CPTCHF-II has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multifamily properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing. In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

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

KEY OFFICERS OF CPII AND AFFILIATES

ESSIE SAFAIE, age 50, is Chief Financial Officer and Chief Operating Officer of CPRC. Prior to joining CPRC in 1988, from 1985-88, he was Vice President and Chief Financial Officer of Sunrise Investments, Inc., a real estate syndication firm with $450 million of real estate under management. During this period, Mr. Safaie was also President of an affiliated property management firm, S&L Property Management, Inc., with over 12,000 residential units and 800,000 square feet of commercial office space under direct management. From 1982 to 1985, Mr. Safaie was assistant controller of Standard Management Company, builders and managers of luxury hotels, commercial offices and residential units. From 1980-1982, he served as financial officer of Diamond "M" Drilling Company. Mr. Safaie received a BA degree in Business Administration from California State University with a major in accounting.

CHARLES L. SCHWENNESEN, age 53, is Vice President of Acquisition Finance for CPRC and is responsible for financial analysis and "due diligence" reviews of all properties acquired by CPRC. Prior to joining CPRC in 1987, he was a consultant to companies which provided investment opportunities through private placements. From 1984 to 1985, Mr. Schwennesen was vice President of Cranston Securities Company and was responsible for the structuring of more than $30 million of mortgage revenue bond financing for affordable housing projects. From 1977 to 1984, Mr. Schwennesen was a manager with the accounting firm of Price Waterhouse where he specialized in providing auditing and consulting services to publicly held California real estate development companies involved in the affordable housing industry. Mr. Schwennesen is a Certified Public Accountant and holds a Masters degree in Business Administration from the UCLA Graduate School of Management and a B.A. degree in Mathematics from UCLA.


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

During the fiscal years ended March 31, 1999, 1998, and 1997, CPII, a General Partner of the Partnership, earned $144,440, $140,708, and $136,106, respectively, of partnership management fees. During the fiscal years ended March 31, 1999, 1998 and 1997, the Partnership accrued $37,600, $37,600 and $37,600, respectively, for the reimbursement of overhead allocation from Century Pacific Investment Corporation (CPIC). During fiscal year 1999, the General Partners received no payments from the Operating Partnerships.

ITEM 12.   PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           -----------------------------------------------------------
           AND MANAGEMENT
           --------------

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

                                                        PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

(a)   Exhibits - see the Exhibit Index at page 17 of this report.
      (1)      Financial Statements:

               Independent Auditors' Report                                                                    F-1
               Balance Sheet as of March 31, 1999 and 1998                                                     F-3
               Statement of Partners' Equity for the Years Ended March 31,
                     1999, 1998, and 1997                                                                      F-4
               Statement of Operations for the Years Ended March 31,
                     1999, 1998 and 1997                                                                       F-5
               Statement of Cash Flows for the Years Ended March 31,
                     1999, 1998 and 1997                                                                       F-6
               Notes to Financial Statements                                                                   F-7

      (2)      Financial Statement Schedules:

               Schedule III - Real Estate and Accumulated Depreciation of
                     Operating Partnerships in which CPTCHF-II has
                     Limited Partnership Interests                                                            F-14
               Notes to Schedule III - Real Estate and Accumulated
                     Depreciation of Operating Partnerships in which
                     CPTCHF-II has Limited Partnership Interests                                              F-15
               Schedule IV - Mortgage Loans on Real Estate of Operating
                     Partnerships in which CPTCHF-II has Limited
                     Partnership Interests                                                                    F-16
               Notes to Schedule IV - Mortgage Loans on Real Estate of
                     Operating Partnerships in which CPTCHF-II has
                     Limited Partnership Interests                                                            F-17

               All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(b)   Reports on Form 8-K
      Registrant did file with the Securities and Exchange Commission a Current Report on Form 8-K during the year ending March 31, 1999.

                                 EXHIBIT INDEX

These exhibits are numbered in accordance with the exhibit table of Item 601 of Regulation S-K.



           Exhibit Number                 Description
         --------------------------------------------------------------------------
                  11                      Omitted - inapplicable

                  12                      Omitted - inapplicable

                  13                      Omitted - inapplicable

                  16                      Omitted - inapplicable

                  18                      Omitted - inapplicable

                  21                      Omitted - inapplicable

                  23                      Omitted - inapplicable

                  27                      Financial Data Schedule

                                          Financial Statements of Washington Courts
                                              (Equity Investment)

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CENTURY PACIFIC TAX CREDIT HOUSING
                                          FUND


Date: -------------------------------     ------------------------------------
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


                                          Century Pacific Capital II
                                          Corporation, as Corporate General
                                          Partner and as attorney-in-fact for
                                          all Investor Limited Partners




Date: -------------------------------     ------------------------------------
                                          By: Irwin Jay Deutch, President

                         INDEPENDENT AUDITORS' REPORT

Partners
Century Pacific Tax Credit Housing Fund - II


We have audited the accompanying balance sheet of Century Pacific Tax Credit Housing Fund - II as of March 31, 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Tax Credit Housing Fund - II as of March 31, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also prepared, from information audited by us, the related financial statement schedules listed in Item 14(b)(2) as of December 31, 1998. In our opinion the financial statement schedules present fairly, in all material respects, the information required to be set forth therein.


St. Louis, Missouri
June 22, 1999

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Tax Credit Housing Fund-II as of March 31, 1998, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

To the Partners of
Century Pacific Tax Credit Housing Fund-II
------------------------------------------------------------------------------

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


Atlanta, Georgia
June 15, 1998

                                       CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
---------------------------------------------------------------------------------------------------------------
                                                     BALANCE SHEET



                                                      ASSETS
                                                                                       MARCH 31,
                                                                        ---------------------------------------
                                                                                1999                    1998
                                                                        ---------------------------------------
Cash                                                                      $    1,876              $      343
Advance to a general partner (Note 3)                                            871                     871
Investments in operating partnerships (Note 4)                               681,575               1,000,271
---------------------------------------------------------------------------------------------------------------
                                                                          $  684,322              $1,001,485
===============================================================================================================


                                            LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Accounts payable and accrued expenses                                  $    8,300              $    3,300
   Due to affiliates (Note 3)                                              1,470,267               1,284,224
   Loan payable - affiliate (Note 3)                                          40,594                  40,594
---------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                 1,519,161               1,328,118
---------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY
   General partners                                                          (57,402)                (52,320)
   Limited partners, $1,000 stated value per unit,
      25,000 units authorized, 5,754 units issued
      and outstanding                                                       (777,437)               (274,313)
---------------------------------------------------------------------------------------------------------------
         TOTAL PARTNERS' EQUITY                                             (834,839)               (326,633)
---------------------------------------------------------------------------------------------------------------

                                                                          $  684,322              $1,001,485
===============================================================================================================

                                                                F-4



---------------------------------------------------------------------------------------------------------------
See the accompanying notes to the financial statements.

                                      CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
---------------------------------------------------------------------------------------------------------------
                                            STATEMENT OF PARTNERS' EQUITY
                                  FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                                   GENERAL           LIMITED
                                                                  PARTNERS          PARTNERS          TOTAL
                                                                -----------------------------------------------
PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1996                       $(44,778)        $ 472,335      $ 427,555

NET LOSS                                                            (3,243)         (321,040)      (324,283)
---------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1997                        (48,021)          151,295        103,272

NET LOSS                                                            (4,299)         (425,608)      (429,907)
---------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1998                        (52,320)         (274,313)      (326,635)

NET LOSS                                                            (5,082)         (503,124)      (508,206)
---------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1999                      $ (57,402)       $ (777,437)    $ (834,841)
===============================================================================================================

PERCENTAGE INTEREST - MARCH 31, 1999                                     1%               99%           100%
===============================================================================================================



                                                                F-5
---------------------------------------------------------------------------------------------------------------
See the accompanying notes to the financial statements.

                                       CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
---------------------------------------------------------------------------------------------------------------
                                                STATEMENT OF OPERATIONS


                                                                       FOR THE YEARS ENDED MARCH 31,
                                                             --------------------------------------------------
                                                                    1999              1998              1997
                                                             --------------------------------------------------
REVENUES
   Transfer fees                                               $   1,600         $     200         $   1,200

EXPENSES
   Partnership management fee - affiliate (Note 3)               144,440           140,708           136,106
   Allocated overhead expenses - affiliate (Note 3)               37,600            37,600            37,600
   Other general and administrative expenses                       9,070             3,875             4,905
---------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                          191,110           182,183           178,611
---------------------------------------------------------------------------------------------------------------

LOSS BEFORE EQUITY IN NET LOSSES OF
   OPERATING PARTNERSHIPS                                       (189,510)         (181,983)         (177,411)

EQUITY IN NET LOSSES OF OPERATING
   PARTNERSHIPS (NOTE 4)                                        (318,696)         (247,924)         (146,872)
---------------------------------------------------------------------------------------------------------------

NET LOSS                                                       $(508,206)        $(429,907)        $(324,283)
===============================================================================================================

ALLOCATION OF NET LOSS
   General partners                                            $  (5,082)        $  (4,299)        $  (3,243)
   Limited partners                                             (503,124)         (425,608)         (321,040)
---------------------------------------------------------------------------------------------------------------

                                                               $(508,206)        $(429,907)        $(324,283)
===============================================================================================================

NET LOSS PER UNIT OF LIMITED PARTNERSHIP
   INTEREST                                                    $     (88)        $     (75)        $     (56)
===============================================================================================================

AVERAGE NUMBER OF OUTSTANDING UNITS                                5,754             5,754             5,754
===============================================================================================================


                                                                F-6
---------------------------------------------------------------------------------------------------------------
See the accompanying notes to the financial statements.

                                       CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
---------------------------------------------------------------------------------------------------------------
                                                STATEMENT OF CASH FLOWS


                                                                       FOR THE YEARS ENDED MARCH 31,
                                                            ---------------------------------------------------
                                                                   1999              1998              1997
                                                            ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(508,206)        $(429,907)        $(324,283)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Equity in net losses of operating partnerships         318,696           247,924           146,872
         Change in assets and liabilities:
            Increase in advance to a general partner                 --                (1)             (100)
            Increase (decrease) in accounts payable
               and accrued expenses                               5,000            (4,024)           (4,002)
            Increase in due to affiliates                       186,043           186,004           179,006
            Increase in loan payable - affiliate                     --                 1               675
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                     1,533                (3)           (1,832)
---------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                   1,533                (3)           (1,832)

CASH - BEGINNING OF YEAR                                            343               346             2,178
---------------------------------------------------------------------------------------------------------------

CASH - END OF YEAR                                            $   1,876         $     343         $     346
===============================================================================================================



                                                                F-7
---------------------------------------------------------------------------------------------------------------
See the accompanying notes to the financial statements.

                    CENTURY PACIFIC TAX CREDIT HOUSING  FUND-II
------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997


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

      INVESTMENTS IN OPERATING PARTNERSHIPS

      The Partnership uses the equity method to account for its investments in the Operating Partnerships (Note 4). Under the equity method of accounting, the investments are carried at cost and adjusted for the Partnership's share of the Operating Partnerships' results of operations and by cash distributions received. Equity in the loss of each Operating Partnership allocated to the Partnership is not recognized to the extent that the investment balance would become negative.

      SYNDICATION COSTS

      Public offering costs have been recorded as a direct reduction to the capital accounts of the Limited Partners.

                                  F-8
------------------------------------------------------------------------------

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


      INCOME TAXES

      No provision has been made for income taxes in the accompanying financial statements since such taxes and/or the recapture of the Low-Income Housing Tax Credit benefits received, if any, are the liability of the individual partners. The Partnership uses the accrual method of accounting for tax purposes.

      NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

      Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units of limited partnership interest (units) outstanding, which is 5,754 for the years ending March 31, 1999, 1998, and 1997.


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

                                  F-9

------------------------------------------------------------------------------

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


      As of March 31, 1999, the Partnership has acquired limited partnership interests of 90% in Washington Courts Limited Partnership and 60% in Laurel-Clayton Limited Partnership, two existing Operating Partnerships which own apartment rental properties.

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

                                  F-10

------------------------------------------------------------------------------

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

      The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating
      Partnerships for the years ended March 31, 1999, 1998 and 1997 as follows:


                                                              1999              1998              1997
                                                        ------------------------------------------------
      Fees and reimbursement from the Partnership:
        Partnership management fee (CPII)                 $144,440          $140,708          $136,106
        Reimbursement for overhead allocated from
          Century Pacific Investment Corporation
          (CPIC)                                            37,600            37,600            37,600
                                                          --------          --------          --------
                                                          $182,040          $178,308          $173,706
                                                          ========          ========          ========

      At March 31, 1999 and 1998, amounts due to affiliates consist of fees and certain general and administrative costs payable by the Partnership to the general partners and affiliates totalling $1,467,065 and $1,284,224, respectively.

      At March 31, 1999 and 1998, CPII owed the Partnership for an unsecured, noninterest bearing advance of $871.

      At March 31, 1999 and 1998, CPRC was owed $40,594 for a noninterest bearing, demand, cash advance to the Partnership.

      At March 31, 1999, CPII was owed $3,202 for a noninterest bearing, demand cash advance made during the current fiscal year to the Partnership.

      The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash. At March 31, 1999 and 1998, the Partnership had no outstanding advances due to the general partners.

                                  F-11

------------------------------------------------------------------------------

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


4.    INVESTMENTS IN OPERATING PARTNERSHIPS

      At March 31, 1999 and 1998, the Partnership owned limited partnership interests in two Operating Partnerships, each of which has invested in a Property.

      Investments in Operating Partnerships consist of the following:

                                                                      1999                 1998
                                                             ------------------------------------
      Cash contributions to Operating Partnerships
         to fund purchase of properties and
         acquisition and organization costs                    $ 4,536,020          $ 4,536,020

      Equity in net losses of Operating Partnerships            (3,854,445)          (3,535,749)
      -------------------------------------------------------------------------------------------
                                                               $   681,575          $ 1,000,271
      ===========================================================================================

      The names and locations of the Properties in which the Operating Partnerships hold beneficial interests are as follows:


                              NAME OF                                      NAME AND
                        OPERATING PARTNERSHIP                        LOCATION OF PROPERTY
                Washington Courts Limited Partnership                  Washington Courts
                                                                       Chicago, Illinois

                  Laurel-Clayton Limited Partnership                    Plumley Village
                                                                     Boston, Massachusetts

      A summary of the combined balance sheet as of December 31, 1998 and 1997 and statements of operations of the aforementioned
      Operating Partnerships for the years then ended follows:

                                              COMBINED BALANCE SHEET

                                                      ASSETS

                                                                       1998                 1997
                                                              ------------------------------------
      Cash                                                      $   142,430          $   631,703
      Reserve for replacements                                    1,065,487              733,866
      Land and buildings                                         18,770,286           19,060,724
      Other assets                                                1,223,372            1,139,093
      --------------------------------------------------------------------------------------------
                                                                $21,201,575          $21,565,386
      ============================================================================================


                                     F-12
------------------------------------------------------------------------------

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

                                 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

                                                                       1998                 1997
                                                              ------------------------------------
      Notes payable                                             $24,275,411          $23,853,491
      Other liabilities                                             749,915              910,768
      --------------------------------------------------------------------------------------------
                                                                 25,025,326           24,764,259
      Partners' equity (deficit)                                 (3,823,751)          (3,198,873)
      --------------------------------------------------------------------------------------------
                                                                $21,201,575          $21,565,386
      ============================================================================================


                                        COMBINED STATEMENT OF OPERATIONS

                                                                        1998                1997
                                                              ------------------------------------
      REVENUES
         Rental income                                             5,168,701           5,354,267
         Other income                                                804,812             577,812
      --------------------------------------------------------------------------------------------
               TOTAL REVENUES                                    $ 5,973,513         $ 5,932,079
      --------------------------------------------------------------------------------------------

      EXPENSES
         Utilities                                                   813,115             815,616
         Repairs and maintenance                                   1,315,176           1,140,101
         Management fees                                             305,088             303,688
         Other operating expenses                                  1,205,719           1,327,698
         Interest                                                  1,847,720           1,831,665
         Depreciation and amortization                             1,032,170             990,504
      --------------------------------------------------------------------------------------------
               TOTAL EXPENSES                                      6,518,988           6,409,272
      --------------------------------------------------------------------------------------------

      NET LOSS                                                   $  (545,475)        $  (477,193)
      ============================================================================================

      ALLOCATION OF LOSS
         General partners and other limited partners                (135,549)           (143,158)
         CPTCHF-II                                                  (409,926)           (334,035)
      --------------------------------------------------------------------------------------------

                                                                 $  (545,475)        $  (477,193)
      ============================================================================================


                                     F-13
------------------------------------------------------------------------------

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


5.    COMMITMENTS AND CONTINGENCIES

      The Federal Housing Administration (FHA) and the Department of Housing and Urban Development (HUD) exercise control over the projects through provisions of Regulatory Agreements (the Agreements). The Agreements restrict the Projects, without prior written approval from HUD, from encumbering, acquiring, altering or disposing of land, buildings and equipment; using the Properties for any purpose other than the use originally intended; engaging in any other business or activity; and paying distributions to partners, compensation to officers or directors, or for any purpose other than reasonable operating expenses. The Agreements also stipulate that FHA and HUD shall control the rental rates, rate of return on investment and method of operation.

      In addition, the Agreements require the Properties to make cash deposits on a monthly basis into a reserve fund for replacements. The respective mortgagees are the designated custodians of the reserve funds and withdrawals can only be made with HUD approval.


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


                                     F-14
------------------------------------------------------------------------------

                                                                                                          Schedule III
                                                                                                           Page 1 Of 1
                                       CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------------------------------------------------
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
                           PARTNERSHIPS IN WHICH CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS

                                                   DECEMBER 31, 1998
                                                                                              COST CAPITALIZED
                                                          INITIAL COST TO                        SUBSEQUENT
                                                       OPERATING PARTNERSHIP                   TO ACQUISITION
                                                 ---------------------------------     ---------------------------------
                                   ENCUMBRANCES                    BUILDINGS AND                      BUILDINGS AND
DESCRIPTION                            <F2>          LAND          IMPROVEMENTS          LAND         IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------
Washington Courts Apartments
   Chicago, Illinois
   103 Residential Units           $ 5,007,487   $   75,300        $ 1,720,666         $  --          $5,419,675

Plumley Village Apartments
   Boston, Massachusetts
   430 Residential Units            19,267,924    1,100,000         17,383,785            --           3,188,473
------------------------------------------------------------------------------------------------------------------------
                                   $24,275,411   $1,175,300        $19,104,451         $  --          $8,608,148
========================================================================================================================

                                                                                                                         LIFE UPON
                                                                                                                           WHICH
                                                GROSS AMOUNT AT WHICH           ACCUMULATED                             DEPRECIATION
                                               CARRIED AT CLOSE OF YEAR         DEPRECIATION                             IN LATEST
                                       --------------------------------------   ------------                               INCOME
                                                      BUILDINGS                  BUILDINGS       DATE OF        DATE      STATEMENT
                                        LAND         IMPROVEMENT     TOTAL      IMPROVEMENT    CONSTRUCTION   ACQUIRED   IS COMPUTED
------------------------------------------------------------------------------------------------------------------------------------
Washington Courts Apartments
   Chicago, Illinois
   103 Residential Units             $   75,300     $ 7,140,341   $ 7,215,641    $ 2,359,398       1991       1/89       27.5 years

Plumley Village Apartments
   Boston, Massachusetts
   430 Residential Units              1,100,000      20,572,258    21,672,258      7,758,215       1972       9/89       27.5 years
----------------------------------------------------------------------------------------------
                                     $1,175,300     $27,712,599   $28,887,899    $10,117,613
==============================================================================================



                                                               See notes to schedule


                                                                      F-14

------------------------------------------------------------------------------

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------
               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                 DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
                   CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 1998


NOTE 1 - DESCRIPTION OF PROPERTIES
----------------------------------

   The Properties held by the Operating Partnerships in which CPTCHF-II has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.

NOTE 2 - SCHEDULE OF ENCUMBRANCES
---------------------------------


OPERATING PARTNERSHIP                MORTGAGE          RESIDUAL         PURCHASE          OTHER
NAME AND PROPERTY NAME                  NOTES              NOTE             NOTE          NOTES           TOTAL
-----------------------------------------------------------------------------------------------------------------
Washington Courts L/P
Washington Courts                 $ 5,007,487        $       --       $       --       $     --     $ 5,007,487

Laurel-Clayton L/P
Plumley Village                     7,572,225         5,895,924        5,393,880        405,895      19,267,924
-----------------------------------------------------------------------------------------------------------------
                                  $12,579,712        $5,895,924       $5,393,880       $405,895     $24,275,411
=================================================================================================================

NOTE 3 - RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION
-------------------------------------------------------------------

                                                             Accumulated
                                               Cost         Depreciation
                                        ------------------------------------
Balance at December 31, 1995            $26,419,378          $ 7,066,787
   Additions during year:
      Depreciation                               --            1,023,530
      Improvements                          801,892                   --
                                        ------------------------------------

Balance at December 31, 1996             27,221,270            8,090,317
   Additions during year:
      Depreciation                               --              990,504
      Improvements                          920,275                   --
                                        ------------------------------------

Balance at December 31, 1997             28,141,545            9,080,821
   Additions during year:
      Depreciation                               --            1,036,792
      Improvements                          746,354                   --
                                        ------------------------------------

Balance at December 31, 1998            $28,887,899          $10,117,613
                                        ====================================


                                     F-15

------------------------------------------------------------------------------

                                                                                                        Schedule IV
                                                                                                        -----------
                                                                                                        Page 1 of 1
                                       CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
----------------------------------------------------------------------------------------------------------------------
                                       MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                          PARTNERSHIPS IN WHICH CPTCHF-II HAS
                                             LIMITED PARTNERSHIP INTERESTS
                                                   DECEMBER 31, 1998
                                                                            MONTHLY
                                                           FINAL        PAYMENTS TO         ORIGINAL       CARRYING
                                                        MATURITY   MATURITY (NET OF      FACE AMOUNT      AMOUNT OF
DESCRIPTION <F1>                      INTEREST RATE         DATE       HUD SUBSIDY)      OF MORTGAGE   MORTGAGE <F2>
---------------------------------------------------------------------------------------------------------------------
First mortgages assumed
   by Operating Partnerships:

Washington Courts Limited
   Partnership
      Washington Courts                       9.25%         2031            $40,841      $ 5,165,400    $ 5,007,487

Laurel-Clayton Limited
   Partnership
      Plumley Village                          8.5%         2012             23,015       10,635,000      7,572,225
                                                                   --------------------------------------------------
Total                                                                       $63,856      $15,800,400    $12,579,712
                                                                   ==================================================





                                                   See notes to schedule

                                                           F-16

------------------------------------------------------------------------------

                    CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------
                  NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL
                    ESTATE OF OPERATING PARTNERSHIPS IN WHICH
                   CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 1998


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

NOTE 2 - RECONCILIATION OF MORTGAGES
         ---------------------------

                                                              FOR THE YEAR
                                                         ENDED DECEMBER 31, 1998
                                             -------------------------------------------
                                                    MORTGAGE                 RESIDUAL
                                                       LOANS                    NOTES
                                             -------------------------------------------
          Balance at beginning of year           $12,884,235               $4,451,913
            Additions during year:
                Accrued interest                          --                1,444,011

            Deductions during year:
                Payments                             304,523                       --
                                             -------------------------------------------
                                                 $12,579,712               $5,895,924
                                             ===========================================



                                     F-17


------------------------------------------------------------------------------

==============================================================================
------------------------------------------------------------------------------

                             WASHINGTON COURTS
                            LIMITED PARTNERSHIP
                                071-35593
                            FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


------------------------------------------------------------------------------
==============================================================================


                                CONTENTS
------------------------------------------------------------------------------
                                                                    PAGE
Independent Auditors' Report                                           1

Balance Sheet                                                      2 - 3

Statement Of Profit And Loss                                       4 - 7

Statement Of Partners' Equity                                          8

Statement Of Cash Flows                                           9 - 10

Notes To Financial Statements                                    11 - 14

Supporting Data Required By HUD                                  15 - 17

Independent Auditors' Report On Internal
   Controls                                                      18 - 19

Independent Auditors' Report On Compliance With
   Specific Requirements Applicable To Major HUD
   Programs                                                           20

Independent Auditors' Report On Compliance With
   Specific Requirements Applicable To Fair Housing
   And Non-Discrimination                                             21

Schedule Of Findings And Questioned Costs                        22 - 23

Auditors' Comments On Audit Resolution Matters Relating
   To The HUD Programs                                                24

Mortgagor's Certification                                             25

Management Agent's Certification                                      26

Auditor's Transmittal Letter                                          27

S2300-020                INDEPENDENT AUDITORS' REPORT


To The Partners
Washington Courts Limited Partnership
Los Angeles, California


We have audited the accompanying balance sheet of Washington Courts Limited Partnership, Project No. 071-35593, a limited partnership, as of December 31, 1998 and 1997, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Courts Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1999 on our consideration of Washington Courts Limited Partnership's internal controls and a report dated January 28, 1999 on its compliance with laws and regulations.


January 28, 1999

                                         WASHINGTON COURTS LIMITED PARTNERSHIP
                                               HUD PROJECT NO: 071-35593
----------------------------------------------------------------------------------------------------------------------
                                                     BALANCE SHEET
                                                      PAGE 1 OF 2



                                                         ASSETS
                                                                                            DECEMBER 31,
                                                                             ------------------------------------------
                                                                                   1998                       1997
                                                                             ------------------------------------------
CURRENT ASSETS
   1120     Cash - operations                                                $   22,615                 $  148,343
   1130     Tenant accounts receivable                                            2,378                     15,110
   1135     Accounts receivable - HUD                                                --                      6,870
   1190     Miscellaneous current assets                                            100                        100
   1200     Miscellaneous prepaid expenses                                       30,382                     31,174
----------------------------------------------------------------------------------------------------------------------
   1100T          TOTAL CURRENT ASSETS                                           55,475                    201,597
----------------------------------------------------------------------------------------------------------------------

DEPOSITS HELD IN TRUST - FUNDED
   1191     Tenant deposits held in trust                                        12,800                     13,683
----------------------------------------------------------------------------------------------------------------------

RESTRICTED DEPOSITS AND FUNDED RESERVES
   1310     Escrow deposits                                                      29,627                     22,804
   1320     Replacement reserve                                                  64,524                     72,078
----------------------------------------------------------------------------------------------------------------------
   1300T          TOTAL DEPOSITS                                                 94,151                     94,882
----------------------------------------------------------------------------------------------------------------------

FIXED ASSETS
   1410     Land                                                                 75,300                     75,300
   1420     Buildings                                                         7,066,695                  7,048,175
   1440     Building equipment - portable                                         8,061                         --
   1465     Office furniture and equipment                                       65,585                     65,585
----------------------------------------------------------------------------------------------------------------------
   1400T          Total Fixed Assets                                          7,215,641                  7,189,060


   1495     Less:  Accumulated depreciation                                   2,359,398                  2,093,234
----------------------------------------------------------------------------------------------------------------------
   1400N          NET FIXED ASSETS                                            4,856,243                  5,095,826
----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
   1520     Intangible assets                                                   558,807                    577,790
----------------------------------------------------------------------------------------------------------------------

   1000T          TOTAL ASSETS                                               $5,577,476                 $5,983,778
======================================================================================================================



----------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements                                                            Page 2



                                         WASHINGTON COURTS LIMITED PARTNERSHIP
                                               HUD PROJECT NO: 071-35593
----------------------------------------------------------------------------------------------------------------------
                                                     BALANCE SHEET
                                                      PAGE 2 OF 2



                                                      LIABILITIES
                                                                                            DECEMBER 31,
                                                                             ------------------------------------------
                                                                                   1998                       1997
                                                                             ------------------------------------------
CURRENT LIABILITIES
   2110     Accounts payable - operations                                    $   19,504                 $   64,320
   2113     Accounts payable - entity                                            68,269                     69,876
   2120     Accrued wages payable                                                 3,357                      4,205
   2123     Accrued management fee payable                                       20,744                      5,612
   2131     Accrued interest payable - first mortgage                            38,599                     34,350
   2150     Accrued property taxes                                               35,328                     38,120
   2170     Mortgage payable - first mortgage (short-term)                       28,282                     25,793
   2190     Miscellaneous current liabilities                                     6,410                      2,509
   2210     Prepaid revenue                                                         767                         --
----------------------------------------------------------------------------------------------------------------------
   2122T          TOTAL CURRENT LIABILITIES                                     221,260                    244,785
----------------------------------------------------------------------------------------------------------------------

DEPOSIT AND PREPAYMENT LIABILITIES
   2191     Tenant deposits held in trust (contra)                               12,800                     12,618
----------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
   2320     Mortgage payable - first mortgage                                 4,979,205                  5,007,290
----------------------------------------------------------------------------------------------------------------------

   2000T          TOTAL LIABILITIES                                           5,213,265                  5,264,693

                                                    PARTNERS' EQUITY

   3130     Partners' equity                                                    364,211                    719,085
----------------------------------------------------------------------------------------------------------------------

   2033T          TOTAL LIABILITIES AND PARTNERS' EQUITY                     $5,577,476                 $5,983,778
======================================================================================================================



----------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements                                                           Page 3

                                         WASHINGTON COURTS LIMITED PARTNERSHIP
                                               HUD PROJECT NO: 071-35593
-----------------------------------------------------------------------------------------------------------------------
                                              STATEMENT OF PROFIT AND LOSS
                                          FOR THE YEAR ENDED DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------
   PART 1                      DESCRIPTION OF ACCOUNT                       ACCT. NO.           AMOUNT
------------------------------------------------------------------------------------------------------------------------
                     Rent Revenue - Gross Potential                            5120          $ 217,046
                    --------------------------------------------------------------------------------------
                     Tenant Assistance Payments                                5121          $ 815,521
                    --------------------------------------------------------------------------------------
                     Rent Revenue - Stores and Commercial                      5140          $
                    --------------------------------------------------------------------------------------
                     Garage and Parking Spaces                                 5170          $
                    --------------------------------------------------------------------------------------
                     Flexible Subsidy Revenue                                  5180          $
    RENT            --------------------------------------------------------------------------------------
  REVENUE            Miscellaneous Rent Revenue                                5190          $
    5100            --------------------------------------------------------------------------------------
                     Excess Rent                                               5191          $
                    --------------------------------------------------------------------------------------
                     Rent Revenue/Insurance                                    5192          $
                    --------------------------------------------------------------------------------------
                     Special Claims Revenue                                    5193          $
                    --------------------------------------------------------------------------------------
                     Retained Excess Income                                    5194          $
                    ----------------------------------------------------------------------------------------------------
                        TOTAL RENT REVENUE                                    5100T                        $ 1,032,567
------------------------------------------------------------------------------------------------------------------------
                     Apartments                                                5220          $ 107,608
                    --------------------------------------------------------------------------------------
                     Stores and Commercial                                     5240          $
                    --------------------------------------------------------------------------------------
                     Rental Concessions                                        5250          $
 VACANCIES          --------------------------------------------------------------------------------------
    5200             Garage and Parking Space                                  5270          $
                    --------------------------------------------------------------------------------------
                     Miscellaneous                                             5290          $
                    ----------------------------------------------------------------------------------------------------
                        TOTAL VACANCIES                                       5200T                        $   107,608
                    ----------------------------------------------------------------------------------------------------
                        NET RENTAL REVENUE Rent Revenue Less Vacancies        5152N                        $   924,959
------------------------------------------------------------------------------------------------------------------------
                     Nursing Homes/Assisted Living/Board and
    5300             Care/Other Elderly Care/
                    ----------------------------------------------------------------------------------------------------
                     Coop/ and Other Revenues                                  5300          $
------------------------------------------------------------------------------------------------------------------------
                     Financial Revenue - Project Operations                    5410          $     919
                    --------------------------------------------------------------------------------------
                     Revenue from Investments - Residual Receipts              5430          $
 FINANCIAL          --------------------------------------------------------------------------------------
  REVENUE            Revenue from Investments - Replacement Reserve            5440          $   1,630
    5400            --------------------------------------------------------------------------------------
                     Revenue from Investments - Miscellaneous                  5490          $     190
                    ----------------------------------------------------------------------------------------------------
                        TOTAL FINANCIAL REVENUE                               5400T                        $     2,739
------------------------------------------------------------------------------------------------------------------------
                     Laundry and Vending Revenue                               5910          $
                    --------------------------------------------------------------------------------------
                     Tenant Charges                                            5920          $     590
                    --------------------------------------------------------------------------------------
   OTHER             Interest Reduction Payments Revenue                       5945          $   1,595
  REVENUE           --------------------------------------------------------------------------------------
    5900             Miscellaneous Revenue                                     5990          $
                    ----------------------------------------------------------------------------------------------------
                        TOTAL OTHER REVENUE                                   5900T                        $     2,185
                    ----------------------------------------------------------------------------------------------------
                        TOTAL REVENUE                                         5000T                        $   929,883
------------------------------------------------------------------------------------------------------------------------
                     Conventions and Meetings                                  6203          $
                    --------------------------------------------------------------------------------------
                     Management Consultants                                    6204          $
                    --------------------------------------------------------------------------------------
                     Advertising and Marketing                                 6210          $     509
                    --------------------------------------------------------------------------------------
                     Other Renting Expenses                                    6250          $     588
                    --------------------------------------------------------------------------------------
                     Office Salaries                                           6310          $  11,617
                    --------------------------------------------------------------------------------------
                     Office Expenses                                           6311          $   5,788
                    --------------------------------------------------------------------------------------
                     Office or Model Apartment Rent                            6312          $
                    --------------------------------------------------------------------------------------
                     Management Fee                                            6320          $  47,068
 ADMINISTRATIVE     --------------------------------------------------------------------------------------
  EXPENSES           Manager or Superintendent Salaries                        6330          $  11,868
 6200/6300          --------------------------------------------------------------------------------------
                     Administrative Rent Free Unit                             6331          $
                    --------------------------------------------------------------------------------------
                     Legal Expense - Project                                   6340          $   5,945
                    --------------------------------------------------------------------------------------
                     Audit Expense                                             6350          $   7,761
                    --------------------------------------------------------------------------------------
                     Bookkeeping Fees/Accounting Services                      6351          $   3,011
                    --------------------------------------------------------------------------------------
                     Bad Debts                                                 6370          $  15,110
                    --------------------------------------------------------------------------------------
                     Miscellaneous Administrative Expenses                     6390          $   7,838
                    ----------------------------------------------------------------------------------------------------
                        TOTAL ADMINISTRATIVE EXPENSES                         6263T                        $   117,103
------------------------------------------------------------------------------------------------------------------------
                     Fuel Oil/Coal                                             6420          $
                    --------------------------------------------------------------------------------------
                     Electricity                                               6450          $   3,110
 UTILITIES          --------------------------------------------------------------------------------------
  EXPENSE            Water                                                     6451          $  14,226
    6400            --------------------------------------------------------------------------------------
                     Gas                                                       6452          $  65,998
                    --------------------------------------------------------------------------------------
                     Sewer                                                     6453          $   7,894
                    ----------------------------------------------------------------------------------------------------
                        TOTAL UTILITIES EXPENSE                               6400T                        $    91,228
                    ----------------------------------------------------------------------------------------------------
                              TOTAL EXPENSES (CARRY FORWARD TO PAGE 2)                                     $   208,331
------------------------------------------------------------------------------------------------------------------------
                                                      Page 1 of 2


------------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                           Page 4



Project Name: Washington Courts Limited Partnership
------------------------------------------------------------------------------------------------------------------------
                                                                                 BALANCE CARRIED FORWARD   $   208,331
------------------------------------------------------------------------------------------------------------------------
                     Payroll                                                   6510          $  30,288
                    --------------------------------------------------------------------------------------
                     Supplies                                                  6515          $  86,406
                    --------------------------------------------------------------------------------------
                     Contracts                                                 6520          $  50,830
                    --------------------------------------------------------------------------------------
                     Operating and Maintenance Rent Free Unit                  6521          $
                    --------------------------------------------------------------------------------------
                     Garbage and Trash Removal                                 6525          $  14,332
 OPERATING          --------------------------------------------------------------------------------------
 MAINTENANCE         Security Payroll/Contract                                 6530          $  11,489
  EXPENSES          --------------------------------------------------------------------------------------
    6500             Security Rent Free Unit                                   6531          $
                    --------------------------------------------------------------------------------------
                     Heating/Cooling Repairs and Maintenance                   6546          $   2,987
                    --------------------------------------------------------------------------------------
                     Snow Removal                                              6548          $
                    --------------------------------------------------------------------------------------
                     Vehicle and Maintenance Equipment Operation and Repairs   6570          $     819
                    --------------------------------------------------------------------------------------
                     Miscellaneous Operating and Maintenance Expenses          6590          $  21,325
                    ----------------------------------------------------------------------------------------------------
                        TOTAL OPERATING AND MAINTENANCE EXPENSES              6500T                        $   218,476
------------------------------------------------------------------------------------------------------------------------
                     Real Estate Taxes                                         6710          $  32,506
                    --------------------------------------------------------------------------------------
                     Payroll Taxes (Project's Share)                           6711          $   5,640
                    --------------------------------------------------------------------------------------
                     Property and Liability Insurance (Hazard)                 6720          $  14,569
   TAXES            --------------------------------------------------------------------------------------
    AND              Fidelity Bond Insurance                                   6721          $
 INSURANCE          --------------------------------------------------------------------------------------
    6700             Workmen's Compensation                                    6722          $     886
                    --------------------------------------------------------------------------------------
                     Health Insurance and Other Employee Benefits              6723          $   6,287
                    --------------------------------------------------------------------------------------
                     Miscellaneous Taxes, Licenses, Permits and Insurance      6790          $   1,587
                    ----------------------------------------------------------------------------------------------------
                        TOTAL TAXES AND INSURANCE                             6700T                        $    61,475
------------------------------------------------------------------------------------------------------------------------
                     Interest on Mortgage Payable                              6820          $ 464,361
                    --------------------------------------------------------------------------------------
                     Interest on Notes Payable (Long-Term)                     6830          $
 FINANCIAL          --------------------------------------------------------------------------------------
  EXPENSES           Interest on Notes Payable (Short-Term)                    6840          $
    6800            --------------------------------------------------------------------------------------
                     Mortgage Insurance Premium/Service Charge                 6850          $  27,194
                    --------------------------------------------------------------------------------------
                     Miscellaneous Financial Expenses                          6890          $
                    ----------------------------------------------------------------------------------------------------
                        TOTAL FINANCIAL EXPENSES                              6800T                        $   491,555
------------------------------------------------------------------------------------------------------------------------
                     Nursing Homes/ Assisted Living/ Board and Care/ Other
    6900            ----------------------------------------------------------------------------------------------------
                        Elderly Care Expenses                                  6900          $
                    ----------------------------------------------------------------------------------------------------
                        TOTAL COST OF OPERATIONS BEFORE DEPRECIATION
                        AND AMORTIZATION                                      6000T                        $   979,837
------------------------------------------------------------------------------------------------------------------------
                        PROFIT (LOSS) BEFORE DEPRECIATION AND AMORTIZATION    5060T                        $   (49,954)
                    ----------------------------------------------------------------------------------------------------
                     Depreciation Expense                                      6600          $ 266,164
                    --------------------------------------------------------------------------------------
                     Amortization Expense                                      6610          $  18,984
                    ----------------------------------------------------------------------------------------------------
                        TOTAL DEPRECIATION AND AMORTIZATION                                                $   285,148
                    ----------------------------------------------------------------------------------------------------
                        OPERATING PROFIT OR (LOSS)                            5060N                        $  (335,102)
------------------------------------------------------------------------------------------------------------------------
                     Officer's Salaries                                        7110          $
                    --------------------------------------------------------------------------------------
                     Legal Expenses                                            7120          $
                    --------------------------------------------------------------------------------------
                     Federal, State, and Other Income Taxes                    7130          $
 CORPORATE OR       --------------------------------------------------------------------------------------
 MORTGAGOR           Interest Income                                           7140          $
   ENTITY           --------------------------------------------------------------------------------------
  EXPENSES           Interest on Notes Payable                                 7141          $
    7100            --------------------------------------------------------------------------------------
                     Interest on Mortgage Payable                              7142          $
                    --------------------------------------------------------------------------------------
                     Other Expenses (Asset supervisory fees)                   7190          $  19,772
                    ----------------------------------------------------------------------------------------------------
                        NET ENTITY EXPENSES                                   7100T                        $    19,772
                    ----------------------------------------------------------------------------------------------------
                        PROFIT OR LOSS (NET INCOME OR LOSS)                    3250                        $  (354,874)
------------------------------------------------------------------------------------------------------------------------
MISCELLANEOUS OR OTHER INCOME AND EXPENSE SUB-ACCOUNT GROUPS.  If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6790, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
------------------------------------------------------------------------------------------------------------------------

PART II
------------------------------------------------------------------------------------------------------------------------
1.    Total mortgage principal payments required during the audit year (12 monthly payments).
      This applies to all direct loans and HUD-held and fully insured mortgages.  Any HUD
      approved second mortgages should be included in the figures.  (Account S1000-010)                    $    25,793
------------------------------------------------------------------------------------------------------------------------
2.    Total of 12 monthly deposits in the audit year into the Replacement Reserve account, as required by the Regulatory Agreement even if payments may be temporarily suspended
      or reduced.  (Account S1000-020)                                                                     $    20,093
------------------------------------------------------------------------------------------------------------------------
3.    Replacement Reserve or Residual Receipts releases which are included as expense items
      on this Profit and Loss Statement.  (Account S1000-030)                                              $    21,217
------------------------------------------------------------------------------------------------------------------------
4.    Project Improvement Reserve Releases under the Flexible Subsidy Program that are
      included as expense items on this Profit and Loss Statement.  (Account S1000-040)                    $
------------------------------------------------------------------------------------------------------------------------
                                                     Page 2 of 2



------------------------------------------------------------------------------
See the accompanying notes to financial statements                   Page 5

                                         WASHINGTON COURTS LIMITED PARTNERSHIP
                                               HUD PROJECT NO: 071-35593
------------------------------------------------------------------------------------------------------------------------
                                              STATEMENT OF PROFIT AND LOSS
                                          FOR THE YEAR ENDED DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------
   PART 1                     DESCRIPTION OF ACCOUNT                        ACCT. NO.           AMOUNT
------------------------------------------------------------------------------------------------------------------------
                     Rent Revenue - Gross Potential                            5120          $ 244,975
                    --------------------------------------------------------------------------------------
                     Tenant Assistance Payments                                5121          $ 817,588
                    --------------------------------------------------------------------------------------
                     Rent Revenue - Stores and Commercial                      5140          $
                    --------------------------------------------------------------------------------------
                     Garage and Parking Spaces                                 5170          $
                    --------------------------------------------------------------------------------------
                     Flexible Subsidy Revenue                                  5180          $
    RENT            --------------------------------------------------------------------------------------
  REVENUE            Miscellaneous Rent Revenue                                5190          $
    5100            --------------------------------------------------------------------------------------
                     Excess Rent                                               5191          $
                    --------------------------------------------------------------------------------------
                     Rent Revenue/Insurance                                    5192          $
                    --------------------------------------------------------------------------------------
                     Special Claims Revenue                                    5193          $
                    --------------------------------------------------------------------------------------
                     Retained Excess Income                                    5194          $
                    ----------------------------------------------------------------------------------------------------
                        TOTAL RENT REVENUE                                    5100T                         $ 1,062,563
------------------------------------------------------------------------------------------------------------------------
                     Apartments                                                5220          $  84,065
                    --------------------------------------------------------------------------------------
                     Stores and Commercial                                     5240          $
                    --------------------------------------------------------------------------------------
                     Rental Concessions                                        5250          $
 VACANCIES          --------------------------------------------------------------------------------------
    5200             Garage and Parking Space                                  5270          $
                    --------------------------------------------------------------------------------------
                     Miscellaneous                                             5290          $
                    ----------------------------------------------------------------------------------------------------
                        TOTAL VACANCIES                                       5200T                         $   84,065
                    ----------------------------------------------------------------------------------------------------
                        NET RENTAL REVENUE Rent Revenue Less Vacancies        5152N                         $  978,498
------------------------------------------------------------------------------------------------------------------------
                     Nursing Homes/Assisted Living/Board and Care/Other
    5300                Elderly Care/
                    ----------------------------------------------------------------------------------------------------
                     Coop/ and Other Revenues                                  5300                         $
------------------------------------------------------------------------------------------------------------------------
                     Financial Revenue - Project Operations                    5410          $   4,754
                    --------------------------------------------------------------------------------------
                     Revenue from Investments - Residual Receipts              5430          $
 FINANCIAL          --------------------------------------------------------------------------------------
  REVENUE            Revenue from Investments - Replacement Reserve            5440          $   1,475
    5400            --------------------------------------------------------------------------------------
                     Revenue from Investments - Miscellaneous                  5490          $
                    ----------------------------------------------------------------------------------------------------
                        TOTAL FINANCIAL REVENUE                               5400T                         $    6,229
------------------------------------------------------------------------------------------------------------------------
                     Laundry and Vending Revenue                               5910          $   1,204
                    --------------------------------------------------------------------------------------
                     Tenant Charges                                            5920          $   3,330
                    --------------------------------------------------------------------------------------
                     Interest Reduction Payments Revenue                       5945          $
   OTHER            --------------------------------------------------------------------------------------
  REVENUE            Miscellaneous Revenue (Schedule)                          5990          $  48,864
    5900            ----------------------------------------------------------------------------------------------------
                        TOTAL OTHER REVENUE                                   5900T                         $   53,398
                    ----------------------------------------------------------------------------------------------------
                        TOTAL REVENUE                                         5000T                         $ 1,038,125
------------------------------------------------------------------------------------------------------------------------
                     Conventions and Meetings                                  6203          $
                    --------------------------------------------------------------------------------------
                     Management Consultants                                    6204          $
                    --------------------------------------------------------------------------------------
                     Advertising and Marketing                                 6210          $     285
                    --------------------------------------------------------------------------------------
                     Other Renting Expenses                                    6250          $
                    --------------------------------------------------------------------------------------
                     Office Salaries                                           6310          $  17,046
                    --------------------------------------------------------------------------------------
                     Office Expenses                                           6311          $   1,326
                    --------------------------------------------------------------------------------------
                     Office or Model Apartment Rent                            6312          $
                    --------------------------------------------------------------------------------------
                     Management Fee                                            6320          $  53,731
 ADMINISTRATIVE     --------------------------------------------------------------------------------------
  EXPENSES           Manager or Superintendent Salaries                        6330          $
 6200/6300          --------------------------------------------------------------------------------------
                     Administrative Rent Free Unit                             6331          $
                    --------------------------------------------------------------------------------------
                     Legal Expense - Project                                   6340          $  22,656
                    --------------------------------------------------------------------------------------
                     Audit Expense - Project                                   6350          $   7,700
                    --------------------------------------------------------------------------------------
                     Bookkeeping Fees/Accounting Services                      6351          $   1,843
                    --------------------------------------------------------------------------------------
                     Bad Debts                                                 6370          $  20,977
                    --------------------------------------------------------------------------------------
                     Miscellaneous Administrative Expenses (Schedule)          6390          $  33,301
                    ----------------------------------------------------------------------------------------------------
                        TOTAL ADMINISTRATIVE EXPENSES                         6263T                         $  158,865
------------------------------------------------------------------------------------------------------------------------
                     Fuel Oil/Coal                                             6420          $
                    --------------------------------------------------------------------------------------
                     Electricity (Light and Misc. Power)                       6450          $   7,584
 UTILITIES          --------------------------------------------------------------------------------------
  EXPENSE            Water                                                     6451          $  28,080
    6400            --------------------------------------------------------------------------------------
                     Gas                                                       6452          $ 100,684
                    --------------------------------------------------------------------------------------
                     Sewer                                                     6453          $
                    ----------------------------------------------------------------------------------------------------
                        TOTAL UTILITIES EXPENSE                               6400T                         $  136,348
                    ----------------------------------------------------------------------------------------------------
                              TOTAL EXPENSES (CARRY FORWARD TO PAGE 2)                                      $  295,213
------------------------------------------------------------------------------------------------------------------------
                                                      Page 1 of 2
------------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                          Page 6



Project Name: Washington Courts Limited Partnership
------------------------------------------------------------------------------------------------------------------------
                                                                                 BALANCE CARRIED FORWARD    $  295,213
------------------------------------------------------------------------------------------------------------------------
                     Payroll                                                   6510          $  41,311
                    --------------------------------------------------------------------------------------
                     Supplies                                                  6515          $  32,086
                    --------------------------------------------------------------------------------------
                     Contracts                                                 6520          $  40,457
                    --------------------------------------------------------------------------------------
                     Operating and Maintenance Rent Free Unit                  6521          $
                    --------------------------------------------------------------------------------------
                     Garbage and Trash Removal                                 6525          $  16,636
 OPERATING          --------------------------------------------------------------------------------------
 MAINTENANCE         Security Payroll/Contract                                 6530          $   3,220
  EXPENSES          --------------------------------------------------------------------------------------
    6500             Security Rent Free Unit                                   6531          $
                    --------------------------------------------------------------------------------------
                     Heating/Cooling Repairs and Maintenance                   6546          $  19,583
                    --------------------------------------------------------------------------------------
                     Snow Removal                                              6548          $     294
                    --------------------------------------------------------------------------------------
                     Vehicle and Maintenance Equipment Operation and Repairs   6570          $     488
                    --------------------------------------------------------------------------------------
                     Miscellaneous Operating and Maintenance Expenses          6590          $   2,563
                    ----------------------------------------------------------------------------------------------------
                        TOTAL OPERATING AND MAINTENANCE EXPENSES              6500T                         $  156,638
------------------------------------------------------------------------------------------------------------------------
                     Real Estate Taxes                                         6710          $  37,220
                    --------------------------------------------------------------------------------------
                     Payroll Taxes (Project's Share)                           6711          $   6,386
                    --------------------------------------------------------------------------------------
                     Property and Liability Insurance (Hazard)                 6720          $  15,008
   TAXES            --------------------------------------------------------------------------------------
    AND              Fidelity Bond Insurance                                   6721          $
 INSURANCE          --------------------------------------------------------------------------------------
    6700             Workmen's Compensation                                    6722          $   2,168
                    --------------------------------------------------------------------------------------
                     Health Insurance and Other Employee Benefits              6723          $   7,432
                    --------------------------------------------------------------------------------------
                     Miscellaneous Taxes, Licenses, Permits and Insurance      6790          $   1,274
                    ----------------------------------------------------------------------------------------------------
                        TOTAL TAXES AND INSURANCE                             6700T                         $   69,488
------------------------------------------------------------------------------------------------------------------------
                     Interest on Mortgage Payable                              6820          $
                    --------------------------------------------------------------------------------------
                     Interest on Notes Payable (Long-Term)                     6830          $ 466,566
 FINANCIAL          --------------------------------------------------------------------------------------
  EXPENSES           Interest on Notes Payable (Short-Term)                    6840          $
    6800            --------------------------------------------------------------------------------------
                     Mortgage Insurance Premium/Service Charge                 6850          $  25,267
                    --------------------------------------------------------------------------------------
                     Miscellaneous Financial Expenses                          6890          $  18,085
                    ----------------------------------------------------------------------------------------------------
                        TOTAL FINANCIAL EXPENSES                              6800T                         $  509,918
------------------------------------------------------------------------------------------------------------------------
                     Nursing Homes/ Assisted Living/ Board and Care/ Other
    6900            ----------------------------------------------------------------------------------------------------
                        Elderly Care Expenses                                  6900                         $
------------------------------------------------------------------------------------------------------------------------
                        TOTAL COST OF OPERATIONS BEFORE DEPRECIATION
                        AND AMORTIZATION                                      6000T                         $ 1,031,257
                    ----------------------------------------------------------------------------------------------------
                        PROFIT (LOSS) BEFORE DEPRECIATION AND AMORTIZATION    5060T                         $    6,868
                    ----------------------------------------------------------------------------------------------------
                     Depreciation Expense                                      6600          $ 261,542
                    --------------------------------------------------------------------------------------
                     Amortization Expense                                      6610          $
                    ----------------------------------------------------------------------------------------------------
                        TOTAL DEPRECIATION AND AMORTIZATION                                                 $  261,542
                    ----------------------------------------------------------------------------------------------------
                        OPERATING PROFIT OR (LOSS)                            5060N                         $ (254,674)
------------------------------------------------------------------------------------------------------------------------
                     Officer's Salaries                                        7110          $
                    --------------------------------------------------------------------------------------
                     Legal Expenses                                            7120          $
                    --------------------------------------------------------------------------------------
                     Federal, State, and Other Income Taxes                    7130          $
 CORPORATE OR       --------------------------------------------------------------------------------------
 MORTGAGOR           Interest Income                                           7140          $
   ENTITY           --------------------------------------------------------------------------------------
  EXPENSES           Interest on Notes Payable                                 7141          $
    7100            --------------------------------------------------------------------------------------
                     Interest on Mortgage Payable                              7142          $
                    --------------------------------------------------------------------------------------
                     Other Expenses                                            7190          $  20,797
                    ----------------------------------------------------------------------------------------------------
                        NET ENTITY EXPENSES                                   7100T                         $   20,797
                    ----------------------------------------------------------------------------------------------------
                        PROFIT OR LOSS (NET INCOME OR LOSS)                    3250                         $ (275,471)
------------------------------------------------------------------------------------------------------------------------
MISCELLANEOUS OR OTHER INCOME AND EXPENSE SUB-ACCOUNT GROUPS.  If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6790, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
------------------------------------------------------------------------------------------------------------------------


PART II
------------------------------------------------------------------------------------------------------------------------
1.    Total mortgage principal payments required during the audit year (12 monthly payments).
      This applies to all direct loans and HUD-held and fully insured mortgages.  Any HUD approved
      second mortgages should be included in the figures.  (Account S1000-010)                              $   21,479
------------------------------------------------------------------------------------------------------------------------
2.    Total of 12 monthly deposits in the audit year into the Replacement Reserve account, as required by the Regulatory Agreement even if payments may be temporarily suspended
      or reduced.  (Account S1000-020)                                                                      $   18,414
------------------------------------------------------------------------------------------------------------------------
3.    Replacement Reserve or Residual Receipts releases which are included as expense items
      on this Profit and Loss Statement.  (Account S1000-030)                                               $       --
------------------------------------------------------------------------------------------------------------------------
4.    Project Improvement Reserve Releases under the Flexible Subsidy Program that are
      included as expense items on this Profit and Loss Statement.  (Account S1000-040)                     $       --
------------------------------------------------------------------------------------------------------------------------
                                                      Page 2 of 2

------------------------------------------------------------------------------
See the accompanying notes to financial statements                   Page 7

                                     WASHINGTON COURTS LIMITED PARTNERSHIP
                                           HUD PROJECT NO: 071-35593
---------------------------------------------------------------------------------------------------------
                                         STATEMENT OF PARTNERS' EQUITY




                                                                                    FOR THE YEARS
                                                                                 ENDED DECEMBER 31,
                                                                            -----------------------------
                                                                                 1998             1997
                                                                            -----------------------------
S1100-010      BEGINNING OF YEAR                                            $ 719,085       $1,014,328

3250           NET LOSS                                                      (354,874)        (275,471)

               Distributions                                                       --          (19,772)
---------------------------------------------------------------------------------------------------------

3130           END OF YEAR                                                  $ 364,211      $   719,085
=========================================================================================================



------------------------------------------------------------------------------
See the accompanying notes to financial statements                   Page 8

                                         WASHINGTON COURTS LIMITED PARTNERSHIP
                                               HUD PROJECT NO: 071-35593
--------------------------------------------------------------------------------------------------------------
                                                STATEMENT OF CASH FLOWS
                                                      PAGE 1 OF 2
                                                                                           FOR THE YEARS
                                                                                         ENDED DECEMBER 31,
                                                                                    --------------------------
                                                                     ACCOUNT              1998          1997
                                                                                    --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Receipts:
S1200-010    Rental receipts                                                        $  945,328    $  958,685
S1200-020    Interest receipts                                                           2,739         6,229
S1200-030    Other operating receipts                                                    2,185        53,398
--------------------------------------------------------------------------------------------------------------
S1200-040         Total Receipts                                                       950,252     1,018,312
--------------------------------------------------------------------------------------------------------------

         Disbursements:
S1200-050    Administrative                                                             98,694        88,043
S1200-070    Management fee                                                             31,936        53,327
S1200-090    Utilities                                                                  86,102       136,348
S1200-100    Salaries and wages                                                         54,621            --
S1200-110    Operating and maintenance                                                 182,086       126,918
S1200-120    Real estate taxes                                                          35,298        36,305
S1200-140    Property insurance                                                         22,537        24,118
S1200-150    Miscellaneous taxes and insurance                                           5,640         7,660
S1200-160    Tenant security deposits                                                   (1,065)         (194)
S1200-180    Interest on mortgages                                                     460,112       466,746
S1200-210    Mortgage insurance premium (MIP)                                           27,194        25,267
S1200-220    Miscellaneous financial                                                        --           125
--------------------------------------------------------------------------------------------------------------
S1200-230         Total Disbursements                                                1,003,155       964,663
--------------------------------------------------------------------------------------------------------------
S1200-240    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (52,903)       53,649
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
S1200-245    Net (deposits to) withdrawals from the
                  mortgage escrow account                                               (6,823)        5,712
S1200-250    Net (deposits to) withdrawals from the
                  reserve for replacement account                                        7,554       (19,889)
S1200-330    Net purchases of fixed assets                                             (26,581)       (5,311)
--------------------------------------------------------------------------------------------------------------
S1200-350    NET CASH USED IN INVESTING ACTIVITIES                                     (25,850)      (19,488)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
S1200-360    Mortgage principal payments                                               (25,596)      (21,479)
S1200-450    Other financing activities                                                     --           298
S1200-455    Entity/Construction financing activities:
S1200-456    Administrative fee paid to general
                  partner                                            S1200-457         (21,379)      (39,544)
--------------------------------------------------------------------------------------------------------------
S1200-460    NET CASH USED IN FINANCING ACTIVITIES                                     (46,975)      (60,725)
--------------------------------------------------------------------------------------------------------------

S1200-470    NET DECREASE IN CASH AND CASH EQUIVALENTS                                (125,728)      (26,564)

S1200-480    BEGINNING OF PERIOD CASH                                                  148,343       174,907
--------------------------------------------------------------------------------------------------------------

S1200T       END OF PERIOD CASH                                                  $      22,615   $   148,343
==============================================================================================================



--------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements                                                  Page 9



                                         WASHINGTON COURTS LIMITED PARTNERSHIP
                                               HUD PROJECT NO: 071-35593
--------------------------------------------------------------------------------------------------------------
                                                STATEMENT OF CASH FLOWS
                                                      PAGE 2 OF 2

                                                                                           FOR THE YEARS
                                                                                         ENDED DECEMBER 31,
                                                                                    --------------------------
                                                                     ACCOUNT              1998          1997
                                                                                    --------------------------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
      BY (USED IN) OPERATING ACTIVITIES
3250      Net loss                                                                  $ (354,874)   $ (275,471)
          Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
6600            Depreciation                                                           266,164       261,543
6610            Amortization                                                            18,984        18,984
                Change in assets and liabilities:
S1200-490          Decrease in tenant accounts
                      receivable                                                        12,732         1,773
S1200-500          (Increase) decrease in accounts
                      receivable - other                                                 6,870          (786)
S1200-510          Decrease in accrued receivable                                           --           177
S1200-520          Decrease in prepaid expenses                                            792           490
S1200-530          (Increase) decrease in cash restricted
                      for tenant security deposits                                         883          (157)
S1200-540          Increase (decrease) in accounts payable                             (44,816)       26,973
S1200-560          Increase in accrued liabilities                                      15,392            --
S1200-570          Increase in accrued interest payable                                  4,249            --
S1200-580          Increase in tenant security deposits
                      held in trust                                                        182           351
S1200-590          Increase in prepaid revenue                                             767            --
S1200-605          Increase in entity/construction
                      liability accounts
   S1200-606             Administrative fees paid to general
                            partner                                     S1200-457       19,772        19,772
--------------------------------------------------------------------------------------------------------------

S1200-610   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     $  (52,903)   $   53,649
==============================================================================================================



------------------------------------------------------------------------------
See the accompanying notes to financial statements                   Page 10

                     WASHINGTON COURTS LIMITED PARTNERSHIP
                           HUD PROJECT NO: 071-35593
------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (S3100-010)

         ORGANIZATION (S3100-010)

         The Partnership is organized as a limited partnership formed April 6, 1988 to acquire an interest in real property located in Chicago, Illinois and to construct and operate thereon an apartment complex of 103 units under Section 221(d)(4) of the National Housing Act. Such projects are regulated by the U.S. Department of Housing and Urban Development (HUD) and the Illinois Housing Development Authority
         (IDHA) as to rent charges and operating methods. The regulatory agreements limit annual distributions of net operating receipts to "surplus cash" available at the end of each year. There was no available "surplus cash" at December 31, 1998.

         The following significant accounting policies have been followed in the preparation of the financial statements:

               Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

               The Partnership provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. No allowance for doubtful accounts was provided for at December 31, 1998 or 1997 as none was deemed necessary by management.

               Depreciation is provided using primarily the straight-line method over the estimated useful lives of the assets ranging from seven to twenty-seven and a half years.

               The replacement reserve can only be used for improvements to buildings upon prior approval of HUD.



------------------------------------------------------------------------------
                                                                     Page 11

WASHINGTON COURTS LIMITED PARTNERSHIP
------------------------------------------------------------------------------
Notes to Financial Statements (Continued)

               Deferred loan costs consist of fees for obtaining the HUD insured mortgage loan and are being amortized using the straight-line method over the life of the mortgage loan.

               Low income housing credit fees are amortized over ten years.

         Income or loss of the Partnership is allocated 1.005% to the general partners and 98.995% to the limited partners. No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the partners on their respective income tax returns. No adjustment of financial statement loss to tax loss is required.


2.       OTHER ASSETS (S3100-X3X) (S3100-240)

         Other assets consist of:

                                                     1998          1997
                                                --------------------------
         Loan costs, less amortization            $556,754         $  --
         Low income housing credit fees,
            less amortization                        2,053            --
                                                --------------------------

                                                  $558,807         $  --
                                                ==========================

3.       MORTGAGE PAYABLE (S3100-050)
         The 9.25% mortgage note payable is insured by HUD and is payable in monthly installments of $40,841 (including principal and interest) through February 2031. The note is secured by a first deed of trust on real estate.

         The scheduled maturities of the mortgage payable at December 31, 1998 are as follows: (S3100-x1x)

                     YEAR                         ACCOUNT                        AMOUNT
                   ----------------------------------------------------------------------
                     1999                         S3100-060                  $   28,282
                     2000                         S3100-070                      31,013
                     2001                         S3100-080                      34,007
                     2002                         S3100-090                      37,289
                     2003                         S3100-100                      40,575
                     Thereafter                   S3100-110                   4,836,321
                   ----------------------------------------------------------------------

                                                                             $5,007,487
                   ======================================================================



------------------------------------------------------------------------------
                                                                     Page 12

WASHINGTON COURTS LIMITED PARTNERSHIP
------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


4.       COMMITMENTS (S3100-X3X) (S3100-240)

         The partnership has entered into regulatory agreements with HUD and IHDA which regulate, among other things, the rents which may be charged for apartment units in the Project, prohibit the sale of the Project without HUD and IHDA consent, limit the annual distribution of cash flow to the partners and otherwise regulate the relationship between the Partnership, HUD and IHDA

         Pursuant to an agreement with HUD, under Section 8 of the Housing Assistance Payment Program, the Partnership is entitled to receive housing assistance payments on behalf of qualified tenants. The term of the agreement is for a maximum of 15 years. The Partnership cannot sell of otherwise substantially liquidate its assets during each period that the agreement for housing assistance program with HUD is in existence without their approval.

5.       RELATED PARTY TRANSACTIONS (S3100-200)

         INCENTIVE MANAGEMENT FEE
         Commencing in 1990, the Managing General Partner will receive from Permissible Sources a non-cumulative incentive management fee equal to the lesser of (i) 10% of the gross income of the Partnership for such fiscal year less the management fee paid or payable in respect of such fiscal year or (ii) seventy percent (70%) of the amount of the Partnership's Available Cash remaining after payment of the Preferred Distribution, the Administration Fee, and repayment of any Operating Deficit Advances made to the Partnership.

         For its services in administering the Local Affairs of the Partnership within the state, including, without limitation, coordinating the activities of the Partnership relating to HUD, the lender and the agency, and overseeing local compliance with applicable regulations, the Partnership shall be required to pay the local general partners from Permissible Sources an annual Administrative Fee of $19,772 beginning in 1990. A portion of the Administrative Fee equal to one percent (1%) of the gross income of the Partnership shall be payable each year from the Partnership's Available Cash (to the extent that such Available Cash constitutes Permissible Sources remaining after payment of the Preferred Distribution). The balance of the Administration Fee shall be payable from available cash (to the extent that such Available Cash constitutes a Permissible Source) remaining after full payment of the Preferred Distribution and repayment of any operating deficit advances, such payment to be made dollar-for-dollar with payments of the Preferred Distribution (plus unpaid amounts thereof accruing from prior taxable years) until one of such fees is paid in full, with any remainder of such Available Cash applied to any balance of the other such fee. The Partnership owes the Managing General Partner $68,269 and $69,876 at December 31, 1998 and 1997, respectively.



------------------------------------------------------------------------------
                                                                     Page 13

WASHINGTON COURTS LIMITED PARTNERSHIP
------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


         The Investor Limited Partner will, beginning in 1989, receive from Permissible Sources an annual cumulative cash distribution (the "Annual Preferred Distribution") of $39,545. Beginning in 1990, a portion of the Annual Preferred Distribution equal to one percent (1%) of the annual gross income of the Partnership (the "Guaranteed Portion") shall be distributed to the Investor Limited Partner from Permissible Sources without regard to Partnership income. An amount of the Annual Preferred Distribution equal to $19,772 (the "Priority Portion"), reduced by the Guaranteed Portion payable for such year, shall be payable from the Partnership's Available Cash (to the Permissible Source) after payment of the Primary Portion of the Administration Fee and repayment of any outstanding Operating Deficit Advances, such payment to be made dollar-for-dollar with repayments of the Administration Fee (other than the Primary Portion thereof) until one of such items is paid in full, with any remainder of such Available Cash applied to any balance of the other such item. Any unpaid amount of the Priority Portion with respect to any year after 1989 shall accrue, without interest, and be distributable to the Investor Limited Partner from Available Cash (to the extent that such Available Cash constitutes a Permissible Source) after payment of the Primary Portion of the Administration Fee and repayment of any outstanding Operating Deficit Advances, such payment to be made dollar-for-dollar with payments of the Administration Fee (other than the Primary Portion thereof) until one of such items is paid in full, with any remainder of such Available Cash (to the extent that such Available Cash constitutes a Permissible Source) applied to any balance of the other such item. Any remaining amounts of the Annual Preferred Distribution after 1989, including any unpaid amount of the Priority Portion, shall be distributable to the Investor Limited Partner, without interest, from cash available for distribution from Capital Transactions. The remaining unpaid balance at December 31, 1998 amounted to $228,785.

         MANAGEMENT FEE (S3100-230)
         The apartment project was managed by a corporation which is a general partner for the first four months of the year and received a fee of 5.55% of rents collected. Century Pacific Management Corporation, an affiliate of the general partner, took over management on May 1, 1998 and receives a fee of 5.55% of rents collected. The management fee was $47,068 in 1998 and $53,731 in 1997. Management fees payable at December 31, 1998 and 1997 are $20,744 and $5,612, respectively.

         S3100-210     COMPANY NAME     Century Pacific Realty Corporation
                                        --------------------------------------
         S3100-220     AMOUNT RECEIVED  $21,379
                                        --------------------------------------

         S3100-210     COMPANY NAME     Century Pacific Management Corporation
                                        --------------------------------------
         S3100-220     AMOUNT RECEIVED  $15,000
                                        --------------------------------------
         S3100-210     COMPANY NAME     Shorebank Development Corporation
                                        --------------------------------------
         S3100-220     AMOUNT RECEIVED  $16,936
                                        --------------------------------------



------------------------------------------------------------------------------
                                                                     Page 14

                      WASHINGTON COURTS LIMITED PARTNERSHIP
                            HUD PROJECT NO: 071-35593
------------------------------------------------------------------------------
                         SUPPORTING DATA REQUIRED BY HUD
                               DECEMBER 31, 1998




REPLACEMENT RESERVE

In accordance with the provisions of the regulatory agreement, restricted cash is held by WMF/Huntoon, Paige & Assoc. to be used for replacement of property with the approval of HUD as follows:

            1320P          Balance at beginning of year                        $ 72,078
            1320DT         Total monthly deposits                                20,093
            1320ODT        Other deposits                                         1,630
                1320OD-010     Interest
                1320OD-020     $1,630
            1320WT         Approved withdrawals                                 (29,277)
                                                                             -------------
            1320           Balance at end of year, confirmed
                              by mortgagee                                     $ 64,524
                                                                             =============



------------------------------------------------------------------------------
                                                                     Page 15

COMPUTATION OF SURPLUS CASH,
DISTRIBUTIONS AND RESIDUAL
RECEIPTS

-------------------------------------------------------------------------------------------------------------------------
PROJECT NAME                                          FISCAL PERIOD ENDED:                PROJECT NUMBER
      Washington Courts Limited Partnership                 12/31/98                           071-35593
-------------------------------------------------------------------------------------------------------------------------
PART A - COMPUTE SURPLUS CASH
-------------------------------------------------------------------------------------------------------------------------
CASH
-------------------------------------------------------------------------------------------------------------------------
1.        Cash (Accounts 1120, 1170, 1191 minus Account 2105) (S1300-010)                 $     35,415
----------------------------------------------------------------------------------------------------------
2.        Tenant subsidy due for period covered by financial statement (1135)             $
----------------------------------------------------------------------------------------------------------
3.        Other (describe) (S1300-030)                                                    $
-------------------------------------------------------------------------------------------------------------------------
          (a)  TOTAL CASH (Add Lines 1, 2, and 3) (S1300-040)                                               $  35,415
-------------------------------------------------------------------------------------------------------------------------
CURRENT OBLIGATIONS
-------------------------------------------------------------------------------------------------------------------------
4.        Accrued mortgage interest payable (S1300-050)                                   $     38,599
----------------------------------------------------------------------------------------------------------
5.        Delinquent mortgage principal payments (S1300-060)                              $
----------------------------------------------------------------------------------------------------------
6.        Delinquent deposits to reserve for replacements (S1300-070)                     $
----------------------------------------------------------------------------------------------------------
7.        Accounts payable - 30 days (S1300-075)                                          $     25,914
----------------------------------------------------------------------------------------------------------
8.        Loans and notes payable (due within 30 days) (S1300-080)                        $
----------------------------------------------------------------------------------------------------------
9.        Deficient tax insurance or MIP escrow deposits (S1300-090)                      $
----------------------------------------------------------------------------------------------------------
10.       Accrued expenses (not escrowed) (S1300-100)                                     $     24,101
----------------------------------------------------------------------------------------------------------
11.       Prepaid revenue (2210)                                                          $        767
----------------------------------------------------------------------------------------------------------
12.       Tenant security deposits liability (2191)                                       $     12,800
----------------------------------------------------------------------------------------------------------
13.       Other current obligations (Describe) (S1300-110)                                $
-------------------------------------------------------------------------------------------------------------------------
          (b)  TOTAL CURRENT OBLIGATIONS (Add Lines 4 through 13) (S1300-140)                               $ 102,181
-------------------------------------------------------------------------------------------------------------------------
          (c)   SURPLUS CASH (DEFICIENCY) [Line (a) minus Line (b)] (S1300-150)                             $ (66,766)
-------------------------------------------------------------------------------------------------------------------------
PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
-------------------------------------------------------------------------------------------------------------------------
1.        Surplus Cash                                                                                      $
-------------------------------------------------------------------------------------------------------------------------
LIMITED DIVIDEND PROJECTS
-------------------------------------------------------------------------------------------------------------------------
2a.       Annual distribution earned during fiscal period covered
               by the statement (S1300-160)                                               $
----------------------------------------------------------------------------------------------------------
2b.       Distribution accrued and unpaid as of the end of the prior
               fiscal period (S1300-170)                                                  $
----------------------------------------------------------------------------------------------------------
2c.       Distributions and entity expenses paid during fiscal period
               covered by statement (S1300-180)                                           $
----------------------------------------------------------------------------------------------------------
3.        Distribution earned but unpaid (Line 2a plus 2b minus 2c) (S1300-190)           $
-------------------------------------------------------------------------------------------------------------------------
4.        Amount available for distribution during next fiscal period (S1300-200)                           $
-------------------------------------------------------------------------------------------------------------------------
5.        Deposit due residual receipts (S1300-210)                                                         $
-------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------
                                                                     Page 16

                                         WASHINGTON COURTS LIMITED PARTNERSHIP
                                               HUD PROJECT NO: 071-35593
--------------------------------------------------------------------------------------------------------------------------
                                      SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                                                   DECEMBER 31, 1998


                                                                                   ASSETS
                                                    ----------------------------------------------------------------------
                                                       BALANCE                                                BALANCE
                                                    JANUARY 1,                                           DECEMBER 31,
                                                          1998          ADDITIONS       DEDUCTIONS               1998
--------------------------------------------------------------------------------------------------------------------------
1410   Land                                         $   75,300            $    --             $ --         $   75,300
1420   Buildings                                     7,048,175             18,520               --          7,066,695
1440   Building equipment
          portable                                          --              8,061               --              8,061
1465   Office furniture
          and equipment                                 65,585                 --               --             65,585
--------------------------------------------------------------------------------------------------------------------------
               TOTAL                                $7,189,060            $26,581             $ --         $7,215,641
==========================================================================================================================



                                                     ACCUMULATED DEPRECIATION
                                  -----------------------------------------------------------------               NET
                                     BALANCE                                               BALANCE         BOOK VALUE
                                  JANUARY 1,           CURRENT                        DECEMBER 31,       DECEMBER 31,
                                        1998        PROVISIONS         DEDUCTIONS             1998               1998
--------------------------------------------------------------------------------------------------------------------------
1410   Land                      $       --           $     --              $  --       $       --         $   75,300
1420   Buildings                  2,049,185            258,942                 --        2,308,127          4,758,568
1440   Building equipment
          portable                       --              1,152                 --            1,152              6,909
1465   Office furniture
          and equipment              44,049              6,070                 --           50,119             15,466
--------------------------------------------------------------------------------------------------------------------------
               TOTAL             $2,093,234           $266,164              $  --       $2,359,398         $4,856,243
==========================================================================================================================




--------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Page 17

S2200-020  INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROLS



To The Partners
Washington Courts Limited Partnership
Los Angeles, California


We have audited the financial statements of Washington Courts Limited Partnership as of and for the year ended December 31, 1998, and have issued our report thereon dated January 28, 1999. We have also audited Washington Courts Limited Partnership's compliance with requirements applicable to HUD-assisted programs and have issued our reports thereon dated January 28, 1999.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Washington Courts Limited Partnership complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

In planning and performing our audits, we obtained an understanding of the design of relevant internal controls and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the financial statements of Washington Courts Limited Partnership and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on the internal control structure in accordance with the provisions of the Guide and not to provide any assurance on the internal control structure.

To The Partners
Washington Courts Limited Partnership
------------------------------------------------------------------------------


The management of Washington Courts Limited Partnership is responsible for establishing and maintaining internal controls. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal controls. The objectives of internal controls are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal controls, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal controls that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to Washington Courts Limited Partnership's major HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control. Accordingly, we do not express such an opinion.

Our consideration of internal controls would not necessarily disclose all matters in internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operations that we consider to be material weaknesses as defined above.

This report is intended solely for the information and use of management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.



January 28, 1999



------------------------------------------------------------------------------
                                                                     Page 19

S2300-020        INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
             SPECIFIC REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS

To The Partners
Washington Courts Limited Partnership
Los Angeles, California


We have audited the financial statements of Washington Courts Limited Partnership as of and for the year ended December 31, 1998 and have issued our report thereon dated January 28, 1999. In addition, we have audited Washington Courts Limited Partnership's compliance with the specific program requirements governing federal financial reports, mortgage status, replacement reserve, security deposits, cash receipts and disbursements, tenant application eligibility and recertification and management functions that are applicable to each of its major HUD-assisted programs for the year ended December 31, 1998. The management of Washington Courts Limited Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Washington Courts Limited Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

The results of our audit procedures disclosed immaterial instances of noncompliance with the requirements referred to above, which are described in the accompanying Schedule of Findings and Questioned Costs. We considered those instances of noncompliance in forming our opinion on compliance, which is expressed in the following paragraph.

In our opinion, Washington Courts Limited Partnership complied, in all material respects, with the requirements described above that are applicable to each of its HUD-assisted programs for the year ended December 31, 1998.

This report is intended solely for the information and use of management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.


January 28, 1999

S2500-020
            INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH SPECIFIC REQUIREMENTS APPLICABLE TO FAIR HOUSING AND NON-DISCRIMINATION

To The Partners
Washington Courts Limited Partnership
Los Angeles, California


We have audited the financial statements of Washington Courts Limited Partnership as of and for the year ended December 31, 1998, and have issued our report thereon dated January 28, 1999.

We have applied procedures to test Washington Courts Limited Partnership's compliance with Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted programs, for the year ended December 31, 1998.

Our procedures were limited to the applicable compliance requirements described in the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Our procedures were substantially less in scope than an audit, the objective of which would be the expression of an opinion on Washington Courts Limited Partnership's compliance with Fair Housing and Non-Discrimination requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended solely for the information and use of management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.



January 28, 1999

                      WASHINGTON COURTS LIMITED PARTNERSHIP
                            HUD PROJECT NO: 071-35593
------------------------------------------------------------------------------
              SCHEDULE OF FINDINGS AND QUESTIONED COSTS (S2700-X1X)

SECURITY DEPOSIT ACCOUNT

S2700-010    *      STATEMENT OF CONDITION - Security Deposit account is not
                    labeled "Security Deposits".

S2700-020    *      CRITERIA - Security Deposit account should be labeled
                    "Security Deposits."

S2700-030    *      EFFECT - Potential for inappropriate placement or
                    withdrawal of funds from the account.

S2700-040    *      CAUSE - When current management took over and set up a new account the account was not labeled "Security Deposits."

S2700-050    *      RECOMMENDATION - Management should have the account labeled
                    "Security Deposits."

S2700-065    *      AMOUNT OF QUESTIONED COSTS - N/A

ABC REPORTS

S2700-010    *      STATEMENT OF CONDITION - ABC monthly reports are not being filed as required by HUD.

S2700-020    *      CRITERIA - Monthly ABC reports are required to be filed
                    with HUD.

S2700-030    *      EFFECT - Project is not in compliance with HUD and could
                    suffer penalties as a result.

S2700-040    *      CAUSE - Current management is not filing reports due to
                    information not being readily available.

S2700-050    *      RECOMMENDATION - Management should take necessary steps to obtain the information on a timely basis and begin filing the reports immediately.

S2700-065    *      AMOUNT OF QUESTIONED COSTS - N/A



------------------------------------------------------------------------------
                                                                     Page 22

                    WASHINGTON COURTS LIMITED PARTNERSHIP
                          HUD PROJECT NO: 071-35593
------------------------------------------------------------------------------
             SCHEDULE OF FINDINGS AND QUESTIONED COSTS (CONTINUED)

TENANT FILES

S2700-010    *      STATEMENT OF CONDITIONS - Upon examination of tenant files, it was noted in one file that.
                               a)    A move-in inspection form was not located.
                               b)    Application included in file was not
                                     signed.
                               c)    Security deposit is greater that tenant
                                     deposit.

S2700-020    *      CRITERIA - Tenant files should include all proper
                    information at all times.


S2700-030    *      EFFECTS -  a)    Tenant file is not complete and not in
                                     compliance with HUD requirements.
                               b)    Tenant file is not complete and not in
                                     compliance with HUD requirements.
                               c)    Security deposit account is potentially
                                     underfunded.

S2700-040    *      CAUSES -   a)    Move-in inspection form was not completed
                                     at move in.
                               b)    Tenant did not sign application.
                               c)    Full payment was not received from tenant
                                     upon tenant moving in.

S2700-050           RECOMMENDATIONS -
                               a) Management should implement procedures to ensure move-in inspection forms are filled out for each new tenant.
                               b) Property manager should have tenant sign application immediately.
                               c) The proper security deposit amount should be determined and collected from the tenant.

S2700-065    *      AMOUNT OF QUESTIONED COSTS   N/A



------------------------------------------------------------------------------
                                                                     Page 23

                    WASHINGTON COURTS LIMITED PARTNERSHIP
                           HUD PROJECT NO: 071-35593
------------------------------------------------------------------------------
                    AUDITORS' COMMENTS ON AUDIT RESOLUTION
               MATTERS RELATING TO THE HUD PROGRAMS (S2800-X1X)

S2800-010           NARRATIVE
                    The chart of accounts used by the project is not in accordance with the requirements of HUD.

S2800-020           STATUS
                    CLEARED

S2800-030           REPORTING PERIOD
                    December 31, 1997

S2800-010           NARRATIVE
                    A physical inspection of the property was performed by the mortgagee in September 1997. The inspection noted certain repairs needing immediate attention. As of the date of this report, Project management has not responded to the mortgagee addressing the deficiencies.

S2800-020           STATUS
                    CLEARED

S2800-030           REPORTING PERIOD
                    December 31, 1997



------------------------------------------------------------------------------
                                                                     Page 24

S2900-010                   MORTGAGOR'S CERTIFICATION




We hereby certify that we have examined the accompanying financial statements and supplemental data of Washington Courts Limited Partnership and, to the best of our knowledge and belief, the same is complete and accurate.


S2900-020         Name of Signatory #1   Century Pacific Realty Corporation
                                      ----------------------------------------

*S2900-030        Name of Signatory #2 (if required)
                                                    --------------------------

* For all owning entities other than a sole proprietor or a limited partnership, this field is required.

S2900-040         Auditee Telephone Number
                                           -----------------------------------

S2900-050         Date of Certification
                                        --------------------------------------





                                       ---------------------------------------
                                       Signature                          Date





                                       ---------------------------------------
                                       Signature                          Date



------------------------------------------------------------------------------
                                                                     Page 25

(S3000-010)             MANAGEMENT AGENT'S CERTIFICATION



We hereby certify that we have examined the accompanying financial statements and supplemental data of Washington Courts Limited Partnership and, to the best of our knowledge and belief, the same is complete and accurate.




                              Century Pacific Management Corporation
                              ------------------------------------------------
                              Name of Managing Agent (S3000-020)          Date





                              ------------------------------------------------
                              Name of Signatory                    (S3000-030)



                                                   95-4625437
                              ------------------------------------------------

                              Management Agent TIN                 (S3000-040)




                              ------------------------------------------------

                              Name of Individual (i.e., Property Manager)
                                                                   (S3000-050)



------------------------------------------------------------------------------
                                                                     Page 26

                            AUDITOR'S TRANSMITTAL LETTER





S3200-010          Audit Firm         Rubin, Brown, Gornstein & Co. LLP
                              ------------------------------------------------

S3200-020          Lead Auditor First Name          Lawrence
                                           -----------------------------------

S3200-030          Lead Auditor Middle Name         Edward
                                            ----------------------------------

S3200-040          Lead Auditor Last Name           Rubin
                                          ------------------------------------

S3200-050          Auditor Street Address Line 1    230 South Bemiston Avenue
                                                 -----------------------------

S3200-060          Auditor Street Address Line 2
                                                 -----------------------------

S3200-070          Auditor City                     St. Louis
                                ----------------------------------------------

S3200-080          Auditor State                    Missouri
                                 ---------------------------------------------

S3200-090          Auditor Zip Code                 63105
                                    ------------------------------------------

S3200-100          Auditor Zip Code Extension
                                              --------------------------------

S3200-110          Auditor Telephone Number         (314) 727-8150
                                            ----------------------------------

S3200-120          Auditor Firm TIN                 43-0765316
                                    ------------------------------------------

S3200-130          Date of Submission
                                      ----------------------------------------



------------------------------------------------------------------------------
                                                                     Page 27