Form 10-K
period 2001-03-31
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2001-06-29
CIK 840258

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                          ----------------------

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  --------------------------------------

                 FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                      COMMISSION FILE NUMBER 33-24537

                CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

                     A CALIFORNIA LIMITED PARTNERSHIP

               I.R.S. EMPLOYER IDENTIFICATION NO. 95-4178283

        1925 CENTURY PARK EAST, SUITE 1900, LOS ANGELES, CA   90067

              REGISTRANT'S TELEPHONE NUMBER:   (310) 208-1888

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

                 Exhibit Index is located on Page 15

Registrant's Prospectus dated January 4, 1989, as amended (the Prospectus) and the Registrant's Supplement No. 2 dated November 21, 1989 to Prospectus dated January 4, 1989 (Supplement No. 2) but only to the extent expressly incorporated by reference in Parts I through IV hereof. Capitalized terms which are not defined herein have the same meaning as in the Prospectus.

                             TABLE OF CONTENTS

PART I

   ITEM 1   BUSINESS                                                      3

   ITEM 2   PROPERTIES                                                    4

   ITEM 3   LEGAL PROCEEDINGS                                             5

   ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           5


PART II

   ITEM 5   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS             6

   ITEM 6   SELECTED FINANCIAL DATA                                       6

   ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS                7

   ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                            10

   ITEM 8   FINANCIAL STATEMENTS                                         10

   ITEM 9   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                          11


PART III

   ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           12

   ITEM 11  EXECUTIVE COMPENSATION                                       13

   ITEM 12  PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT                             14

   ITEM 13  CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                                 14


PART IV

   ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                      15

            EXHIBIT INDEX                                                15

            SIGNATURES                                                   16

                                   PART I

ITEM I. BUSINESS
        --------

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

The Partnership acquired the Properties by investing as the limited partner in Operating Partnerships which own the Properties. As a limited partner, CPTCHF-II's liability for obligations of the Operating Partnerships is limited to its investment. The Partnership made capital contributions to the Operating Partnerships in amounts sufficient to pay the Operating Partnerships' expenses and to reimburse the General Partners for their costs incurred in forming the Operating Partnerships, if any, and acquiring the Properties. For each acquisition, this typically included a cash down payment (in one or more installments), acceptance of the Property's mortgage indebtedness, and execution of a Purchase Money Note in favor of the seller of the Property.

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

ITEM 2. PROPERTIES
        ----------

As of March 31, 2001, CPTCHF-II had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the Properties acquired by the Operating Partnerships receives benefits under government assistance programs provided by HUD. One of the Properties also receives benefits from the Illinois Housing Development Authority (IHDA). The table below summarizes the Operating Partnerships acquired and the government assistance programs benefiting each Property. Further information concerning these Properties may be found in Supplement No. 2 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.

                                                                                        Capital
                                                                                 Contribution Obligation
                                                                              -----------------------------
                                           Date of           Percent                               Paid
    Property Name,             Average   Acquisition       Interest in         Total at           through
 Location and Rental          Occupancy      of             Operating          March 31,         March 31,
        Units                   2001      Interest         Partnership           2001              2001
---------------------         --------   -----------       -----------        ----------        -----------
Washington Courts
Chicago, IL
103 Residential
Units                           85%         5/1/89              90%           $2,743,413        $2,743,413

Plumley Village
Boston, MA
430 Residential Units           99%         8/1/89              60%            1,648,026         1,648,026
                                                                             ------------------------------
                                                                              $4,391,439        $4,391,439
                                                                             ==============================


                                                   December 31, 2000
                         ---------------------------------------------------------------
    Property Name,                                                                            Government
 Location and Rental       Mortgage           Residual         Purchase           Other       Assistance
        Units               Notes               Note             Note             Note          Program
---------------------    ------------        ----------       ----------        --------   ----------------
Washington Courts                                                                               HUD Insured
Chicago, IL                                                                                Section 22(d)(4)
103 Residential                                                                                    IHDA HAP
Units                     $ 4,948,643        $       --       $       --        $     --           Contract

Plumley Village                                                                                         HUD
Boston, MA                                                                                      Section 236
430 Residential Units       6,938,228         5,114,890        7,757,641         405,895          Section 8
                         ----------------------------------------------------------------
                          $11,886,871        $5,114,890       $7,757,641        $405,895
                         ================================================================

ITEM 3. LEGAL PROCEEDINGS
        -----------------

As of June 20, 2001, there were no pending legal proceedings against CPTCHF-II or any Operating Partnership in which it has invested.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

As of March 31, 2001, there were no submissions of matters to a vote of security holders.

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
        -------------------------------------------------

There is at present no public market for the units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interests" on pages 24 and 52 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of June 20, 2001 was approximately 519, holding 5,754 units.

As of June 20, 2001, there were no cash distributions.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

The following summary of selected financial date should be read in conjunction with ITEM 14, herein, which also includes a summary of CPTCHF-II's significant accounting policies.


                                                          Year Ended March 31,
                         ------------------------------------------------------------------------------
Operations                      2001                2000           1999           1998           1997
                         ------------------------------------------------------------------------------
Revenues                  $     500            $     500      $   1,600     $      200     $    1,200
Operating Expenses         (189,874)            (192,624)      (191,110)      (182,183)      (178,611)
Equity in Net Losses
of Operating
Partnerships               (430,306)            (251,269)      (318,696)      (247,924)      (146,872)
-------------------------------------------------------------------------------------------------------
Net Loss                  $(619,680)           $(443,393)     $(508,206)    $ (429,907)    $ (324,283)
=======================================================================================================
Net Loss per Unit of
Limited Partnership
Interest                  $    (108)           $     (77)     $     (88)    $      (75)    $      (56)
=======================================================================================================

                                                              March 31,
                         ------------------------------------------------------------------------------
Financial position             2001                 2000           1999           1998           1997
                         ------------------------------------------------------------------------------
Total Assets              $   3,433            $ 433,553      $ 684,322     $1,001,485     $1,249,411
=======================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
        ----------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Liquidity and Capital Resources
-------------------------------

The Partnership offered limited partnership interests to the public during calendar year 1989, pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership raised $5,754,000 in equity capital and, thereafter, invested in Operating Partnerships, which own multifamily Properties located in Illinois and Massachusetts representing approximately $25,000,000 of Property value. These properties under Section 42 of the Internal Revenue Code earn low-income housing tax credits which are passed through to the individual partners of the Partnership. Low-Income housing tax credits earned by the Partnership for calendar years 2000, 1999 and 1998 were $23,744, $384,429, and $870,477, respectively.

As of March 31, 2001, the Partnership portfolio consists of two Properties totalling 533 units. For a summary of the combined financial status of the Operating Partnerships and the Properties, see the financial information contained under ITEM 14.

Although the economy has been strong, the effects of the gradually improving market conditions on the Partnership's operating property investments, while positive, are limited by the government restrictions on rental rate increases. A substantial amount of the revenue generated by these properties comes from rental subsidy payments made by federal or state housing agecies. These features, which are characteristic of all low-income housing properties, limit the pool of potential buyers for these real estate assets. As a limited partner of the Operating Partnerships, the Partnership does not control property disposition decisions, and management is not aware of any plans or intentions of the general partners of these partnerships to sell any of the investment properties in the near future.

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

Results of Operations
---------------------

The fiscal year of the Partnership ends on March 31 of each year, however, the fiscal year of each Operating Partnership ends on December 31.
Therefore, the earnings and losses of the Operating Partnerships reflected on the equity method in the Partnership's financial statements for its current fiscal year are for the calendar year ended December 31, 2000.

2001 Compared to 2000
---------------------

For the fiscal year ended March 31, 2001, the Partnership recorded a net loss of approximately $620,000, as compared to a net loss of approximately $443,000 for the prior fiscal year. The increase in net loss is the result of the increase in the Partnership's equity in net losses of the Operating Partnerships of approximately $179,000, offset by a small decrease in the expenses of approximately $3,000 for the current fiscal year.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. One of the two investments has had an equity method basis of zero since March 31, 1993. The Partnership's recorded share of the Operating Partnerships' losses in the current fiscal period consists of losses of approximately $430,000 from the Washington Courts Limited Partnership. The losses from Washington Courts Limited Partnership have reduced the Partnership's investment in the operating partnership to zero. In the prior fiscal year, losses of approximately $251,000 from the operations of Washington Courts was recorded. The carrying value of the Partnership's investment in Laurel-Clayton was reduced to zero during fiscal 1993.

In the aggregate, combined rental revenue of the Operating Partnerships decreased during the current calendar year. The average occupancy level for Laurel-Clayton remained constant at 99% in calendar year 2000, but Washington Court decreased to 85% occupancy level in the current year. The combined total expenses of the two operating properties increased by approximately $60,000 in the current year primarily due to an increase in utilities, other operating expenses, and interest, partially offset by lower depreciation expense.

2000 Compared To 1999
---------------------

For the fiscal year ended March 31, 2000, the Partnership recorded a net loss of approximately $443,000, as compared to a net loss of approximately $508,000 for the prior fiscal year. The decrease in net loss in the result of a decrease in the Partnership's equity in net losses of the Operating Partnerships of approximately $67,000 and an increase in the expenses of approximately $2,000 for the current fiscal year. General and administrative expenses, namely allocated administrative expenses and partnership management fees, continue each fiscal year to comprise an increasing portion of the Partnership's net loss.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the partnership's equity method basis in these properties. One of the two investments has had an equity method basis of zero since March 31, 1993. The Partnership's recorded share of the Operating Partnership's losses in the current fiscal period consists of losses of approximately $251,000 from the Washington Courts Limited Partnership. In the prior fiscal year, losses of approximately $319,000 from the operations of Washington Courts were recorded. The carrying value of the Partnership's investment in Laurel-Clayton was reduced to zero during fiscal 1993.

In the aggregate, combined rental revenue of the Operating Partnerships increased during the current calendar year. The average occupancy level for Laurel-Clayton increased to 99% in calendar year 1999, but Washington Court remained at 92% occupancy level in the current year. The combined total expenses of the two operating properties decreased by approximately $485,000 in the current year primarily due to a decrease in interest expense and repairs and maintenance, partially offset by an increase in other operating expenses and depreciation.

1999 Compared To 1998
---------------------

For the fiscal year ended March 31, 1999, the Partnership recorded a net loss of approximately $508,000, as compared to a net loss of approximately $430,000 for the prior fiscal year. The increase in net loss is the result of an increase in the Partnership's equity in net losses of the Operating Partnerships of approximately $70,000 and an increase in the expenses of approximately $8,000 for the current fiscal year. General and administrative expenses, namely allocated administrative expenses and partnership management fees, continue each fiscal year to comprise an increasing portion of the Partnership's net loss.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. One of the two investments has had an equity method basis of zero since March 31, 1993. The Partnership's recorded share of the Operating Partnership's losses in the current fiscal period consists of losses of approximately $319,000 from the Washington Courts Limited Partnership. In the prior fiscal year, losses of approximately $248,000 from the operations of Washington Courts were recorded. The carrying value of the Partnership's investment in Laurel-Clayton was reduced to zero during fiscal 1993.

In the aggregate, combined rental revenue of the Operating partnerships increased during the current calendar year. The combined total rental revenue increased by approximately $40,000 in the current calendar year, with the largest increase occurring at Laurel-Clayton. The average occupancy levels for Laurel-Clayton remained at 98% in both calendar years, but Washington Court had a decrease to 92% occupancy level in the current year. The combined total expenses of the two operating properties increased by approximately $110,000 in the current year primarily due to an increase in repairs and maintenance and depreciation and a decrease in other operating expenses.

Inflation
---------

Inflation is not expected to have a material adverse impact on the Partnership's operations during its period of ownership of the Properties.

Other
-----

The Partnership's operations are not subject to any significant seasonal fluctuations. The Partnership believes it is in compliance with environmental regulations and does not anticipate material effects of continued compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS
         --------------------

The financial statements together with the report of the independent auditors thereon are set forth on the pages indicated in ITEM 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

Not applicable.

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

Following is biographical information on Mr. Deutch and the Executive Officers of CPII:

IRWIN JAY DEUTCH

Irwin Jay Deutch, age 60, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation (CPRC), a General Partner of the Operating Partnerships that own the Properties in which CPTCHF-II has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multifamily properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing. In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

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

KEY OFFICERS OF CPII AND AFFILIATES

ESSIE SAFAIE, age 51, is Chief Financial Officer and Chief Operating Officer of CPRC. Prior to joining CPRC in 1988, from 1985-88, he was Vice President and Chief Financial Officer of Sunrise Investments, Inc., a real estate syndication firm with $450 million of real estate under management. During this period, Mr. Safaie was also President of an affiliated property management firm, S&L Property Management, Inc., with over 12,000 residential units and 800,000 square feet of commercial office space under direct management. From 1982 to 1985, Mr. Safaie was assistant controller of Standard Management Company, builders and managers of luxury hotels, commercial offices and residential units. From 1980-1982, he served as financial officer of Diamond "M" Drilling Company. Mr. Safaie received a BA degree in Business Administration from California State University with a major in accounting.

CHARLES L. SCHWENNESEN, age 55, is Vice President of Acquisition Finance for CPRC and is responsible for financial analysis and "due diligence" reviews of all properties acquired by CPRC. Prior to joining CPRC in 1987, he was a consultant to companies which provided investment opportunities through private placements. From 1984 to 1985, Mr. Schwennesen was Vice President of Cranston Securities Company and was responsible for the structuring of more than $30 million of mortgage revenue bond financing for affordable housing projects. From 1977 to 1984, Mr. Schwennesen was a manager with the accounting firm of Price Waterhouse where he specialized in providing auditing and consulting services to publicly held California real estate development companies involved in the affordable housing industry. Mr. Schwennesen is a Certified Public Accountant and holds a Masters degree in Business Administration from the UCLA Graduate School of Management and a B.A. degree in Mathematics from UCLA.


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

During the fiscal years ended March 31, 2001, 2000 and 1999, CPII, a General Partner of the Partnership, earned $150,049, $146,244, and $144,440, respectively, of partnership management fees. During the fiscal years ended March 31, 2001, 2000 and 1999, the Partnership accrued $37,600, $37,600, and
$37,600, respectively, for the reimbursement of overhead allocation from Century Pacific Investment Corporation (CPIC). During fiscal year 2001, the General Partners received no payments from the Operating Partnerships.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Irwin J. Deutch is the Managing General Partner of CPTCHF-II, and CPII is also a General Partner. Irwin J. Deutch is the sole Director and President of CPII, and the stock of CPII is solely owned by the Deutch Family Trust. Mr. Deutch is also the President, sole Director and the Deutch Family Trust is the sole stockholder of Century Pacific Realty Corporation (CPRC), a General Partner of the Operating Partnerships that own the Properties in which CPTCHF-II has invested. CPII received a partnership management fee for its services in managing and advising the Partnership and its business.
CPEC, an affiliate, provides all the services and materials necessary for the operation of the Partnership and is reimbursed for actual costs. These transactions are more particularly set forth in the financial statements found under ITEM 14.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)  (1) Financial Statements:

         Independent Auditors' Report                                     F-1
         Balance Sheet as of March 31, 2001 and 2000                      F-2
         Statement of Partners' Equity (Deficit) for the Years
            Ended March 31, 2001, 2000 and 1999                           F-3
         Statement of Operations for the Years Ended March 31,
            2001, 2000 and 1999                                           F-4
         Statement of Cash Flows for the Years Ended March 31,
            2001, 2000 and 1999                                           F-5
         Notes to Financial Statements                                    F-6

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

     (3) Exhibits

         Not applicable

(b)      Reports on Form 8-K

         Not applicable

(c)      Exhibits

         Not applicable

(d)      Financial Statement Schedule

         Financial Statements of Washington Courts Limited Partnership for the Years Ended December 31, 2000, 1999, and 1998

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CENTURY PACIFIC TAX CREDIT HOUSING
                                       FUND


Date:  June 29, 2001                       /s/ Irwin Jay Deutch
                                       ---------------------------------------
                                       By: Irwin Jay Deutch, as Managing
                                           General Partner


                                       and


                                       Century Pacific Capital II Corporation,
                                       as Corporate General Partner and as
                                       attorney-in-fact for all Investor
                                       Limited Partners




Date:  June 29, 2001                       /s/ Irwin Jay Deutch
                                       ---------------------------------------
                                       By: Irwin Jay Deutch, President

                         INDEPENDENT AUDITORS' REPORT

Partners
Century Pacific Tax Credit Housing Fund - II


We have audited the accompanying balance sheet of Century Pacific Tax Credit Housing Fund - II as of March 31, 2001 and, 2000, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Tax Credit Housing Fund - II as of March 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with generally accepted accounting principles.

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

We have also prepared, from information audited by us, the related financial statement schedules listed in Item 14(a)(2) as of December 31, 2000 and 1999. In our opinion the financial statement schedules present fairly, in all material respects, the information required to be set forth therein.


                                    /s/ Rubin, Brown, Gornstein & Co. LLP


St. Louis, Missouri
June 20, 2001

                                 CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------------------------------------
                                               BALANCE SHEET





                                                   ASSETS

                                                                                         MARCH 31,
                                                                              ------------------------------
                                                                                     2001              2000
                                                                              ------------------------------

Cash                                                                          $     2,562       $     2,376
Advance to a general partner (Note 3)                                                 871               871
Investments in operating partnerships (Note 4)                                         --           430,306
------------------------------------------------------------------------------------------------------------

         TOTAL ASSETS                                                         $     3,433       $   433,553
============================================================================================================


                                 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES
   Accounts payable and accrued expenses                                      $     5,800       $     6,680
   Due to affiliates (Note 3)                                                   1,854,951         1,664,511
   Loan payable - affiliate (Note 3)                                               40,594            40,594
------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                      1,901,345         1,711,785
------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)                                                 --                --
------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT)
   General partners                                                              (68,033)           (61,836)
   Limited partners, $1,000 stated value per unit,
     25,000 units authorized, 5,754 units issued
     and outstanding                                                           (1,829,879)       (1,216,396)
------------------------------------------------------------------------------------------------------------
         TOTAL PARTNERS' EQUITY (DEFICIT)                                      (1,897,912)       (1,278,232)
------------------------------------------------------------------------------------------------------------

                                                                              $     3,433       $   433,553
============================================================================================================


                                                    F-2

------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                                 CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------------------------------------
                                  STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                             FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999



                                                                GENERAL           LIMITED
                                                               PARTNERS          PARTNERS             TOTAL
                                                              ----------------------------------------------
PARTNERS' EQUITY (DEFICIT) - APRIL 1, 1998                     $(52,320)      $  (274,313)      $  (326,633)

NET LOSS                                                         (5,082)         (503,124)         (508,206)
------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1999                     (57,402)         (777,437)         (834,839)

NET LOSS                                                         (4,434)         (438,959)         (443,393)
------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2000                     (61,836)       (1,216,396)       (1,278,232)

NET LOSS                                                         (6,197)         (613,483)         (619,680)
------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2001                    $(68,033)      $(1,829,879)      $(1,897,912)
============================================================================================================

PERCENTAGE INTEREST - MARCH 31, 2001                                 1%               99%              100%
============================================================================================================


                                                    F-3

------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                                 CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------------------------------------
                                          STATEMENT OF OPERATIONS



                                                                      FOR THE YEARS ENDED MARCH 31,
                                                              ----------------------------------------------
                                                                   2001              2000              1999
                                                              ----------------------------------------------
REVENUES
   Transfer fees                                              $     500         $     500         $   1,600
------------------------------------------------------------------------------------------------------------

EXPENSES
   Partnership management fee - affiliate (Note 3)              150,049           146,244           144,440
   Allocated overhead expenses - affiliate (Note 3)              37,600            37,600            37,600
   Other general and administrative expenses                      2,225             8,780             9,070
------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                         189,874           192,624           191,110
------------------------------------------------------------------------------------------------------------

LOSS BEFORE EQUITY IN NET LOSSES OF
   OPERATING PARTNERSHIPS                                      (189,374)         (192,124)         (189,510)

EQUITY IN NET LOSSES OF OPERATING
   PARTNERSHIPS (NOTE 4)                                       (430,306)         (251,269)         (318,696)
------------------------------------------------------------------------------------------------------------

NET LOSS                                                      $(619,680)        $(443,393)        $(508,206)
============================================================================================================

ALLOCATION OF NET LOSS
   General partners                                           $  (6,197)        $  (4,434)        $  (5,082)
   Limited partners                                            (613,483)         (438,959)         (503,124)
------------------------------------------------------------------------------------------------------------

                                                              $(619,680)        $(443,393)        $(508,206)
============================================================================================================

NET LOSS PER UNIT OF LIMITED PARTNERSHIP
   INTEREST                                                   $    (108)        $     (77)        $     (88)
============================================================================================================

AVERAGE NUMBER OF OUTSTANDING UNITS                               5,754             5,754             5,754
============================================================================================================


                                                    F-4

------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                                 CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------------------------------------
                                          STATEMENT OF CASH FLOWS



                                                                       FOR THE YEARS ENDED MARCH 31,
                                                              ----------------------------------------------
                                                                   2001              2000              1999
                                                              ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(619,680)        $(443,393)        $(508,206)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Equity in net losses of operating partnerships            430,306           251,269           318,696
      Change in assets and liabilities:
        Increase (decrease) in accounts payable
          and accrued expenses                                     (880)           (1,620)            5,000
        Increase in due to affiliates                           190,440           194,244           186,043
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           186               500             1,533
------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                186               500             1,533

CASH - BEGINNING OF YEAR                                          2,376             1,876               343
------------------------------------------------------------------------------------------------------------

CASH - END OF YEAR                                            $   2,562         $   2,376         $   1,876
============================================================================================================


                                                    F-5

------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                  CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2001, 2000 AND 1999


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

      NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

      Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units of limited partnership interest (units) outstanding.


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

      As of March 31, 2001, the Partnership has acquired limited partnership interests of 90% in Washington Courts Limited Partnership and 60% in Laurel-Clayton Limited Partnership, two existing Operating Partnerships which own apartment rental properties.

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


      The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 2001, 2000 and 1999 as follows:

                                                              2001           2000           1999
                                                         ----------------------------------------
      Fees and reimbursement from the Partnership:
        Partnership management fee (CPII)                 $150,049       $146,244       $144,440
        Reimbursement for overhead allocated from
          Century Pacific Investment Corporation
          (CPIC)                                            37,600         37,600         37,600
      -------------------------------------------------------------------------------------------

                                                          $187,649       $183,844       $182,040
      ===========================================================================================

      At March 31, 2001 and 2000, non-interest bearing amounts due to affiliates consist of fees and certain general and administrative costs payable by the Partnership to the general partners and affiliates totaling $1,374,369 and $1,224,380 respectively.

      At March 31, 2001 and 2000, CPII owed the Partnership for an unsecured, noninterest bearing advance of $871.

      At March 31, 2001 and 2000, CPRC was owed $40,594 for a noninterest bearing, demand, cash advance to the Partnership.

      As of March 31, 2001 and 2000, CPII was owed $480,523 and $440,132 respectively for a noninterest bearing, demand cash advance made during the current fiscal year to the Partnership.

      The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash. At
      March 31, 2001 and 2000, the Partnership had no outstanding advances due to the general partners.


4.    INVESTMENTS IN OPERATING PARTNERSHIPS

      At March 31, 2001 and 2000, the Partnership owned limited partnership interests in two Operating Partnerships, each of which has invested in a Property.

------------------------------------------------------------------------------

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


      Investments in Operating Partnerships consist of the following:

                                                                      2001              2000
                                                               ------------------------------
         Cash contributions to Operating Partnerships
            to fund purchase of properties and
            acquisition and organization costs                 $ 4,536,020       $ 4,536,020

         Equity in net losses of Operating Partnerships         (4,536,020)       (4,105,714)
         ------------------------------------------------------------------------------------

                                                               $        --       $   430,306
         ====================================================================================

      The names and locations of the Properties in which the Operating Partnerships hold beneficial interests are as follows:

                           NAME OF                         NAME AND
                    OPERATING PARTNERSHIP            LOCATION OF PROPERTY
         ---------------------------------------------------------------------

            Washington Courts Limited Partnership      Washington Courts
                                                       Chicago, Illinois

             Laurel-Clayton Limited Partnership         Plumley Village
                                                     Boston, Massachusetts

      A summarized combined balance sheet as of December 31, 2000 and 1999 and statements of operations of the aforementioned Operating Partnerships for the years then ended follows:

                                        COMBINED BALANCE SHEET
                                                ASSETS
                                                                       2000             1999
                                                               ------------------------------
         Cash                                                   $   735,368      $   360,534
         Reserve for replacements                                 1,819,911        1,613,398
         Land and buildings                                      17,708,695       17,985,342
         Other assets                                               968,975          981,278
         ------------------------------------------------------------------------------------

                                                                $21,232,949      $20,940,552
         ====================================================================================

------------------------------------------------------------------------------

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

                                                                   2000              1999
                                                           -------------------------------
         Notes payable                                      $25,165,297       $24,885,119
         Other liabilities                                    1,428,659           717,893
         ---------------------------------------------------------------------------------
                                                             26,593,956        25,603,012
         Partners' equity (deficit)                          (5,361,007)       (4,662,460)
         ---------------------------------------------------------------------------------

                                                            $21,232,949       $20,940,552
         =================================================================================

                                 COMBINED STATEMENT OF OPERATIONS

                                                                   2000              1999
                                                           -------------------------------
         REVENUES
           Rental income                                    $ 5,152,488       $ 5,160,145
           Other income                                         232,088           125,423
         ---------------------------------------------------------------------------------
               TOTAL REVENUES                                 5,384,576         5,285,568
         ---------------------------------------------------------------------------------

         EXPENSES
           Utilities                                            792,452           751,408
           Repairs and maintenance                            1,149,341         1,136,678
           Management fees                                      292,926           298,401
           Other operating expenses                           1,528,381         1,452,309
           Interest                                           1,274,094         1,230,352
           Depreciation and amortization                      1,056,692         1,164,774
         ---------------------------------------------------------------------------------
               TOTAL EXPENSES                                 6,093,886         6,033,922
         ---------------------------------------------------------------------------------

         NET LOSS                                           $  (709,310)      $  (748,354)
         =================================================================================

         ALLOCATION OF LOSS
           General partners and other limited partners      $  (115,467)      $  (204,520)
           CPTCHF-II                                           (593,843)         (543,834)
         ---------------------------------------------------------------------------------

                                                            $  (709,310)      $  (748,354)
         =================================================================================


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

6.    GOING CONCERN

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Partnership as a going concern. However, the Partnership's Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, the Partnership has incurred allocated losses from both of its Operating Partnerships to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

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


7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      CASH

      The carrying amount approximates fair value because of the short maturity of those instruments.

      RELATED PARTY RECEIVABLES

      The carrying amount approximates fair value because of the short-term nature of the receivables.

      ADVANCE FROM AFFILIATE

      The carrying amount approximates fair value because of the short-term nature of the advance.

      PAYABLE TO RELATED PARTIES

      The carrying amount approximates fair value because the terms of the payable are similar to currently available terms and conditions for similar instruments.


                                     F-13
------------------------------------------------------------------------------

                                                                                                          Schedule III
                                                                                                          ------------
                                                                                                           Page 1 Of 1
                                       CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
----------------------------------------------------------------------------------------------------------------------
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
                           PARTNERSHIPS IN WHICH CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                                                   DECEMBER 31, 2000


                                                                                               COST CAPITALIZED
                                                              INITIAL COST TO                     SUBSEQUENT
                                                           OPERATING PARTNERSHIP                TO ACQUISITION
                                                      -------------------------------    -----------------------------
                                    ENCUMBRANCES                       BUILDINGS AND                  BUILDINGS AND
DESCRIPTION                             (2)               LAND          IMPROVEMENTS        LAND       IMPROVEMENTS
----------------------------------------------------------------------------------------------------------------------
Washington Courts Apartments
  Chicago, Illinois
  103 Residential Units             $ 4,948,643       $   75,300         $ 1,720,666        $  --       $5,479,295


Plumley Village Apartments
  Boston, Massachusetts
  430 Residential Units              20,216,654        1,100,000          17,383,785           --        4,250,761
----------------------------------------------------------------------------------------------------------------------

                                    $25,165,297       $1,175,300         $19,104,451        $  --       $9,730,056
======================================================================================================================


                                                                                                             LIFE UPON
                                                                                                                 WHICH
                                      GROSS AMOUNT AT WHICH         ACCUMULATED                           DEPRECIATION
                                    CARRIED AT CLOSE OF YEAR       DEPRECIATION                              IN LATEST
                             ------------------------------------  ------------                                 INCOME
                                         BUILDINGS AND             BUILDINGS AND       DATE OF      DATE     STATEMENT
DESCRIPTION                      LAND    IMPROVEMENTS     TOTAL    IMPROVEMENTS   CONSTRUCTION  ACQUIRED   IS COMPUTED
----------------------------------------------------------------------------------------------------------------------
Washington Courts Apartments
  Chicago, Illinois
  103 Residential Units      $   75,300  $ 7,199,961  $ 7,275,261  $ 2,895,402            1991      1/89    27.5 years


Plumley Village Apartments
  Boston, Massachusetts
  430 Residential Units       1,100,000   21,634,546   22,734,546    9,405,710            1973      9/89    27.5 years
----------------------------------------------------------------------------------------------------------------------

                             $1,175,300  $28,834,507  $30,009,807  $12,301,112
======================================================================================================================

                                                 See notes to schedule
                                                          F-14

                  CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------
             NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
               DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
                 CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                              DECEMBER 31, 2000

NOTE 1 - DESCRIPTION OF PROPERTIES
----------------------------------

   The Properties held by the Operating Partnerships in which CPTCHF-II has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.

NOTE 2 - SCHEDULE OF ENCUMBRANCES
---------------------------------


OPERATING PARTNERSHIP                MORTGAGE      RESIDUAL       PURCHASE        OTHER
NAME AND PROPERTY NAME                  NOTES          NOTE           NOTE        NOTES          TOTAL
-------------------------------------------------------------------------------------------------------
Washington Courts L/P
Washington Courts                 $ 4,948,643    $       --     $       --     $     --    $ 4,948,643

Laurel-Clayton L/P
Plumley Village                     6,938,228     5,114,890      7,757,641      405,895     20,216,654
-------------------------------------------------------------------------------------------------------

                                  $11,886,871    $5,114,890     $7,757,641     $405,895    $25,165,297
=======================================================================================================


NOTE 3 - RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION
-------------------------------------------------------------------

                                                             ACCUMULATED
                                                    COST    DEPRECIATION
                                            -----------------------------
         Balance at December 31, 1997        $28,141,545     $ 9,080,821
           Additions during year:
             Depreciation                             --       1,036,792
             Improvements                        746,354              --
         ----------------------------------------------------------------

         Balance at December 31, 1998         28,887,899      10,117,613
           Additions during year:
             Depreciation                             --       1,145,790
             Improvements                        360,846              --
         ----------------------------------------------------------------

         Balance at December 31, 1999         29,248,745      11,263,403
           Additions during year:
             Depreciation                             --       1,037,709
             Improvements                        761,062              --
         ----------------------------------------------------------------

                                             $30,009,807     $12,301,112
         ================================================================

                                                                                                 Schedule IV
                                                                                                 -----------
                                                                                                 Page 1 of 1
                                 CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------------------------------------
                                 MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                    PARTNERSHIPS IN WHICH CPTCHF-II HAS
                                       LIMITED PARTNERSHIP INTERESTS
                                             DECEMBER 31, 2000


                                                                     MONTHLY
                                                    FINAL        PAYMENTS TO        ORIGINAL        CARRYING
                                                 MATURITY   MATURITY (NET OF            FACE       AMOUNT OF
DESCRIPTION (1)                 INTEREST RATE        DATE       HUD SUBSIDY)     OF MORTGAGE    MORTGAGE (2)
------------------------------------------------------------------------------------------------------------
First mortgages assumed
  by Operating Partnerships:

Washington Courts Limited
  Partnership
    Washington Courts                   9.25%        2031            $40,841     $ 5,165,400    $ 4,948,643

Laurel-Clayton Limited
  Partnership
    Plumley Village                      8.5%        2012             24,035      10,635,000      6,938,228
                                                              ----------------------------------------------

Total                                                                $64,876     $15,800,400    $11,886,871
                                                              ==============================================


                                           See notes to schedule
                                                    F-16

                  CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
------------------------------------------------------------------------------
                NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL
                  ESTATE OF OPERATING PARTNERSHIPS IN WHICH
                 CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                              DECEMBER 31, 2000

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

NOTE 2 - RECONCILIATION OF MORTGAGES
         ---------------------------

                                                      FOR THE YEAR
                                                 ENDED DECEMBER 31, 2000
                                             -------------------------------
                                                 MORTGAGE          RESIDUAL
                                                    LOANS             NOTES
                                             -------------------------------
         Balance at December 31, 1997         $12,884,235        $4,442,890
           Additions during year:
             Accrued interest                          --           224,000
           Deductions during year:
             Payments                             304,523                --
         -------------------------------------------------------------------

         Balance at December 31, 1998          12,579,712         4,666,890
           Additions during year:
             Accrued interest                          --           224,000
           Deductions during year:
             Payments                             331,649                --
         -------------------------------------------------------------------

         Balance at December 31, 1999          12,248,063         4,890,890
           Additions during year:
             Accrued interest                          --           224,000
           Deductions during year:
             Payments                             361,192                --
         -------------------------------------------------------------------

                                              $11,886,871        $5,114,890
         ===================================================================

------------------------------------------------------------------------------

S2100-020                INDEPENDENT AUDITORS' REPORT


To The Partners
Washington Courts Limited Partnership


We have audited the accompanying balance sheet of Washington Courts Limited Partnership, Project No. 071-35593, a limited partnership, as of December 31, 2000 and 1999, and the related statements of profit and loss, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Courts Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





March 2, 2001


------------------------------------------------------------------------------
                                                                        Page 1

                       WASHINGTON COURTS LIMITED PARTNERSHIP
                                     071-35593
--------------------------------------------------------------------------------------
                                   BALANCE SHEET
                                    PAGE 1 OF 2



                                          ASSETS

                                                                      DECEMBER 31,
                                                            -------------------------------
                                                                 2000              1999
                                                            -------------------------------
CURRENT ASSETS
   1120   Cash - operations                                   $  175,451        $   23,640
   1190   Miscellaneous current assets                               100               100
   1200   Miscellaneous prepaid expenses                          47,779            33,103
-------------------------------------------------------------------------------------------
   1100T     TOTAL CURRENT ASSETS                                223,330            56,843
-------------------------------------------------------------------------------------------

DEPOSITS HELD IN TRUST - FUNDED
   1191   Tenant deposits held in trust                           15,385            12,934
-------------------------------------------------------------------------------------------

RESTRICTED DEPOSITS AND FUNDED RESERVES
   1310   Escrow deposits                                         36,289            32,640
   1320   Replacement reserve                                     91,874            69,479
-------------------------------------------------------------------------------------------
   1300T     TOTAL DEPOSITS                                      128,163           102,119
-------------------------------------------------------------------------------------------

FIXED ASSETS
   1410   Land                                                    75,300            75,300
   1420   Buildings                                            7,104,391         7,080,053
   1440   Building equipment - portable                           29,985             8,061
   1465   Office furniture and equipment                          65,585            65,585
-------------------------------------------------------------------------------------------
   1400T     Total Fixed Assets                                7,275,261         7,228,999

   1495   Less:  Accumulated depreciation                      2,895,402         2,626,835
-------------------------------------------------------------------------------------------
   1400N     NET FIXED ASSETS                                  4,379,859         4,602,164
-------------------------------------------------------------------------------------------

OTHER ASSETS
   1520   Intangible assets                                      520,837           539,822
-------------------------------------------------------------------------------------------

   1000T     TOTAL ASSETS                                     $5,267,574        $5,313,882
===========================================================================================


-------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                  Page 2


                          WASHINGTON COURTS LIMITED PARTNERSHIP
                                        071-35593
--------------------------------------------------------------------------------------
                                      BALANCE SHEET
                                       PAGE 2 OF 2



                                       LIABILITIES

                                                                      DECEMBER 31,
                                                            -------------------------------
                                                                 2000              1999
                                                            -------------------------------
CURRENT LIABILITIES
   2110   Accounts payable - operations                      $  167,724         $   65,790
   2113   Accounts payable - entity                              68,269             68,269
   2120   Accrued wages payable                                      --              4,916
   2123   Accrued management fee payable                         14,644             14,644
   2131   Accrued interest payable - first mortgage              38,146             38,383
   2150   Accrued property taxes                                 33,593             35,755
   2170   Mortgage payable - first mortgage (short-term)         34,007             31,013
   2190   Miscellaneous current liabilities                     429,061             45,750
   2210   Prepaid revenue                                        66,333                 --
-------------------------------------------------------------------------------------------
   2122T     TOTAL CURRENT LIABILITIES                          851,777            304,520
-------------------------------------------------------------------------------------------

DEPOSIT AND PREPAYMENT LIABILITIES
   2191   Tenant deposits held in trust (contra)                 13,878             12,817
-------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
   2320   Mortgage payable - first mortgage                   4,914,636          4,948,406
-------------------------------------------------------------------------------------------

   2000T     TOTAL LIABILITIES                                5,780,291          5,265,743

                              PARTNERS' EQUITY (DEFICIT)

   3130   Partners' equity (deficit)                           (512,717)            48,139
-------------------------------------------------------------------------------------------

   2033T     TOTAL LIABILITIES AND PARTNERS' EQUITY
               (DEFICIT)                                     $5,267,574         $5,313,882
===========================================================================================


-------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                  Page 3

                                         WASHINGTON COURTS LIMITED PARTNERSHIP
                                                       071-35593
---------------------------------------------------------------------------------------------------------------------
                                              STATEMENT OF PROFIT AND LOSS
                                          FOR THE YEAR ENDED DECEMBER 31, 2000


---------------------------------------------------------------------------------------------------------------------
      PART 1                  DESCRIPTION OF ACCOUNT                           ACCT. NO.       AMOUNT
---------------------------------------------------------------------------------------------------------------------
                   Rent Revenue - Gross Potential                                5120        $331,905
                   --------------------------------------------------------------------------------------------------
                   Tenant Assistance Payments                                    5121        $692,113
                   --------------------------------------------------------------------------------------------------
                   Rent Revenue - Stores and Commercial                          5140        $
                   --------------------------------------------------------------------------------------------------
                   Garage and Parking Spaces                                     5170        $
                   --------------------------------------------------------------------------------------------------
                   Flexible Subsidy Revenue                                      5180        $
       RENT        --------------------------------------------------------------------------------------------------
     REVENUE       Miscellaneous Rent Revenue                                    5190        $
       5100        --------------------------------------------------------------------------------------------------
                   Excess Rent                                                   5191        $
                   --------------------------------------------------------------------------------------------------
                   Rent Revenue/Insurance                                        5192        $
                   --------------------------------------------------------------------------------------------------
                   Special Claims Revenue                                        5193        $
                   --------------------------------------------------------------------------------------------------
                   Retained Excess Income                                        5194        $
                   --------------------------------------------------------------------------------------------------
                     TOTAL RENT REVENUE                                         5100T                     $1,024,018
---------------------------------------------------------------------------------------------------------------------
                   Apartments                                                    5220        $151,553
                   --------------------------------------------------------------------------------------------------
                   Stores and Commercial                                         5240        $
                   --------------------------------------------------------------------------------------------------
                   Rental Concessions                                            5250        $
    VACANCIES      --------------------------------------------------------------------------------------------------
       5200        Garage and Parking Space                                      5270        $
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous                                                 5290        $
                   --------------------------------------------------------------------------------------------------
                     TOTAL VACANCIES                                            5200T                     $  151,553
                   --------------------------------------------------------------------------------------------------
                     NET RENTAL REVENUE Rent Revenue Less Vacancies             5152N                     $  872,465
---------------------------------------------------------------------------------------------------------------------
       5300        Nursing Homes/Assisted Living/Board and Care/
                     Other Elderly Care/Coop/ and Other Revenues                 5300                     $
---------------------------------------------------------------------------------------------------------------------
                   Financial Revenue - Project Operations                        5410        $    114
                   --------------------------------------------------------------------------------------------------
                   Revenue from Investments - Residual Receipts                  5430        $
    FINANCIAL      --------------------------------------------------------------------------------------------------
     REVENUE       Revenue from Investments - Replacement Reserve                5440        $  2,302
       5400        --------------------------------------------------------------------------------------------------
                   Revenue from Investments - Miscellaneous                      5490        $
                   --------------------------------------------------------------------------------------------------
                     TOTAL FINANCIAL REVENUE                                    5400T                     $    2,416
---------------------------------------------------------------------------------------------------------------------
                   Laundry and Vending Revenue                                   5910        $
                   --------------------------------------------------------------------------------------------------
                   Tenant Charges                                                5920        $  1,250
                   --------------------------------------------------------------------------------------------------
                   Interest Reduction Payments Revenue                           5945        $
      OTHER        --------------------------------------------------------------------------------------------------
     REVENUE       Miscellaneous Revenue  (Schedule)                             5990        $103,735
       5900          --------------------------------------------------------------------------------------------------
                     TOTAL OTHER REVENUE                                        5900T                     $  104,985
                   --------------------------------------------------------------------------------------------------
                     TOTAL REVENUE                                              5000T                     $  979,866
---------------------------------------------------------------------------------------------------------------------
                   Conventions and Meetings                                      6203        $
                   --------------------------------------------------------------------------------------------------
                   Management Consultants                                        6204        $ 17,956
                   --------------------------------------------------------------------------------------------------
                   Advertising and Marketing                                     6210        $
                   --------------------------------------------------------------------------------------------------
                   Other Renting Expenses                                        6250        $  3,494
                   --------------------------------------------------------------------------------------------------
                   Office Salaries                                               6310        $ 10,186
                   --------------------------------------------------------------------------------------------------
                   Office Expenses                                               6311        $ 22,604
                   --------------------------------------------------------------------------------------------------
                   Office or Model Apartment Rent                                6312        $
                   --------------------------------------------------------------------------------------------------
                   Management Fee                                                6320        $ 35,466
  ADMINISTRATIVE   --------------------------------------------------------------------------------------------------
     EXPENSES      Manager or Superintendent Salaries                            6330        $ 17,402
    6200/6300      --------------------------------------------------------------------------------------------------
                   Administrative Rent Free Unit                                 6331        $
                   --------------------------------------------------------------------------------------------------
                   Legal Expense - Project                                       6340        $  1,981
                   --------------------------------------------------------------------------------------------------
                   Audit Expense                                                 6350        $  8,700
                   --------------------------------------------------------------------------------------------------
                   Bookkeeping Fees/Accounting Services                          6351        $  3,971
                   --------------------------------------------------------------------------------------------------
                   Bad Debts                                                     6370        $ 66,664
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Administrative Expenses (Schedule)              6390        $127,143
                   --------------------------------------------------------------------------------------------------
                     TOTAL ADMINISTRATIVE EXPENSES                              6263T                     $  315,567
---------------------------------------------------------------------------------------------------------------------
                   Fuel Oil/Coal                                                 6420        $
                   --------------------------------------------------------------------------------------------------
                   Electricity                                                   6450        $  2,590
    UTILITIES      --------------------------------------------------------------------------------------------------
     EXPENSE       Water                                                         6451        $ 14,252
       6400          --------------------------------------------------------------------------------------------------
                   Gas                                                           6452        $ 99,166
                   --------------------------------------------------------------------------------------------------
                   Sewer                                                         6453        $    167
                   --------------------------------------------------------------------------------------------------
                     TOTAL UTILITIES EXPENSE                                    6400T                     $  116,175
                   --------------------------------------------------------------------------------------------------
                                   TOTAL EXPENSES (CARRY FORWARD TO PAGE 2)     6400T                     $  431,742
---------------------------------------------------------------------------------------------------------------------

                                                      Page 1 of 2


---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                            Page 4


Project Name:  Washington Courts Limited Partnership
---------------------------------------------------------------------------------------------------------------------
                                                                                BALANCE CARRIED FORWARD   $  431,742
---------------------------------------------------------------------------------------------------------------------
                   Payroll                                                       6510        $ 35,285
                   --------------------------------------------------------------------------------------------------
                   Supplies                                                      6515        $ 85,525
                   --------------------------------------------------------------------------------------------------
                   Contracts                                                     6520        $ 71,264
                   --------------------------------------------------------------------------------------------------
                   Operating and Maintenance Rent Free Unit                      6521        $
                   --------------------------------------------------------------------------------------------------
                   Garbage and Trash Removal                                     6525        $  9,874
    OPERATING      --------------------------------------------------------------------------------------------------
   MAINTENANCE     Security Payroll/Contract                                     6530        $ 33,278
     EXPENSES      --------------------------------------------------------------------------------------------------
       6500        Security Rent Free Unit                                       6531        $
                   --------------------------------------------------------------------------------------------------
                   Heating/Cooling Repairs and Maintenance                       6546        $
                   --------------------------------------------------------------------------------------------------
                   Snow Removal                                                  6548        $
                   --------------------------------------------------------------------------------------------------
                   Vehicle and Maintenance Equipment Operation and Repairs       6570        $  2,345
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Operating and Maintenance Expenses              6590        $  8,668
                   --------------------------------------------------------------------------------------------------
                     TOTAL OPERATING AND MAINTENANCE EXPENSES                   6500T                     $  246,239
---------------------------------------------------------------------------------------------------------------------
                   Real Estate Taxes                                             6710        $ 35,052
                   --------------------------------------------------------------------------------------------------
                   Payroll Taxes (Project's Share)                               6711        $  9,434
                   --------------------------------------------------------------------------------------------------
                   Property and Liability Insurance (Hazard)                     6720        $ 26,908
      TAXES        --------------------------------------------------------------------------------------------------
       AND         Fidelity Bond Insurance                                       6721        $
    INSURANCE      --------------------------------------------------------------------------------------------------
      6700         Workmen's Compensation                                        6722        $  3,694
                   --------------------------------------------------------------------------------------------------
                   Health Insurance and Other Employee Benefits                  6723        $  1,655
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Taxes, Licenses, Permits and Insurance          6790        $  4,837
                   --------------------------------------------------------------------------------------------------
                     TOTAL TAXES AND INSURANCE                                  6700T                     $   81,580
---------------------------------------------------------------------------------------------------------------------
                   Interest on Mortgage Payable                                  6820        $459,914
                   --------------------------------------------------------------------------------------------------
                   Interest on Notes Payable (LongTerm)                          6830        $
    FINANCIAL      --------------------------------------------------------------------------------------------------
     EXPENSES      Interest on Notes Payable (ShortTerm)                         6840        $
       6800        --------------------------------------------------------------------------------------------------
                   Mortgage Insurance Premium/Service Charge                     6850        $ 26,244
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Financial Expenses                              6890        $  7,453
                   --------------------------------------------------------------------------------------------------
                     TOTAL FINANCIAL EXPENSES                                   6800T                     $  493,611
---------------------------------------------------------------------------------------------------------------------
       6900        Nursing Homes/ Assisted Living/ Board and Care/
                     Other Elderly Care Expenses                                 6900                     $
---------------------------------------------------------------------------------------------------------------------
                     TOTAL COST OF OPERATIONS BEFORE
                       DEPRECIATION AND AMORTIZATION                            6000T                     $1,253,172
                   --------------------------------------------------------------------------------------------------
                     PROFIT (LOSS) BEFORE DEPRECIATION AND AMORTIZATION         5060T                     $ (273,306)
                   --------------------------------------------------------------------------------------------------
                   Depreciation Expense                                          6600        $268,566
                   --------------------------------------------------------------------------------------------------
                   Amortization Expense                                          6610        $ 18,984
                   --------------------------------------------------------------------------------------------------
                     TOTAL DEPRECIATION AND AMORTIZATION                                                  $  287,550
                   --------------------------------------------------------------------------------------------------
                     OPERATING PROFIT OR (LOSS)                                 5060N                     $ (560,856)
---------------------------------------------------------------------------------------------------------------------
                   Officer's Salaries                                            7110        $
                   --------------------------------------------------------------------------------------------------
                   Legal Expenses                                                7120        $
                   --------------------------------------------------------------------------------------------------
                   Federal, State, and Other Income Taxes                        7130        $
                   --------------------------------------------------------------------------------------------------
   CORPORATE OR    Interest Income                                               7140        $
    MORTGAGOR      --------------------------------------------------------------------------------------------------
      ENTITY       Interest on Notes Payable                                     7141        $
     EXPENSES      --------------------------------------------------------------------------------------------------
       7100        Interest on Mortgage Payable                                  7142        $
                   --------------------------------------------------------------------------------------------------
                   Other Expenses (Asset supervisory fees)                       7190        $
                   --------------------------------------------------------------------------------------------------
                     NET ENTITY EXPENSES                                        7100T                     $        0
                   --------------------------------------------------------------------------------------------------
                     PROFIT OR LOSS (NET INCOME OR LOSS)                         3250                     $ (560,856)
---------------------------------------------------------------------------------------------------------------------
MISCELLANEOUS OR OTHER INCOME AND EXPENSE SUB-ACCOUNT GROUPS.  If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6790, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
---------------------------------------------------------------------------------------------------------------------
PART II
---------------------------------------------------------------------------------------------------------------------
 1.  Total mortgage principal payments required during the audit year (12 monthly payments).
     This applies to all direct loans and HUD-held and fully insured mortgages.
     Any HUD approved second mortgages should be included in the figures.
     (Account S1000-010)                                                                                  $   30,776
---------------------------------------------------------------------------------------------------------------------
 2.  Total of 12 monthly deposits in the audit year into the Replacement Reserve account, as required by the Regulatory Agreement even if payments may be temporarily
     suspended or reduced.  (Account S1000-020)                                                           $   20,093
---------------------------------------------------------------------------------------------------------------------
 3.  Replacement Reserve or Residual Receipts releases which are included as expense
     items on this Profit and Loss Statement.  (Account S1000-030)                                        $       --
---------------------------------------------------------------------------------------------------------------------
 4.  Project Improvement Reserve Releases under the Flexible Subsidy Program that are included as expense items on this Profit and Loss Statement.
     (Account S1000-040)                                                                                  $       --
---------------------------------------------------------------------------------------------------------------------

                                                      Page 2 of 2


---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                            Page 5

                                         WASHINGTON COURTS LIMITED PARTNERSHIP
                                                       071-35593
---------------------------------------------------------------------------------------------------------------------
                                              STATEMENT OF PROFIT AND LOSS
                                          FOR THE YEAR ENDED DECEMBER 31, 1999


---------------------------------------------------------------------------------------------------------------------
      PART 1                  DESCRIPTION OF ACCOUNT                           ACCT. NO.       AMOUNT
---------------------------------------------------------------------------------------------------------------------
                   Rent Revenue - Gross Potential                                5120        $227,522
                   --------------------------------------------------------------------------------------------------
                   Tenant Assistance Payments                                    5121        $792,564
                   --------------------------------------------------------------------------------------------------
                   Rent Revenue - Stores and Commercial                          5140        $
                   --------------------------------------------------------------------------------------------------
                   Garage and Parking Spaces                                     5170        $
                   --------------------------------------------------------------------------------------------------
                   Flexible Subsidy Revenue                                      5180        $
       RENT        --------------------------------------------------------------------------------------------------
     REVENUE       Miscellaneous Rent Revenue                                    5190        $
       5100        --------------------------------------------------------------------------------------------------
                   Excess Rent                                                   5191        $
                   --------------------------------------------------------------------------------------------------
                   Rent Revenue/Insurance                                        5192        $
                   --------------------------------------------------------------------------------------------------
                   Special Claims Revenue                                        5193        $
                   --------------------------------------------------------------------------------------------------
                   Retained Excess Income                                        5194        $
                   --------------------------------------------------------------------------------------------------
                     TOTAL RENT REVENUE                                         5100T                     $1,020,086
---------------------------------------------------------------------------------------------------------------------
                   Apartments                                                    5220        $ 52,881
                   --------------------------------------------------------------------------------------------------
                   Stores and Commercial                                         5240        $
                   --------------------------------------------------------------------------------------------------
                   Rental Concessions                                            5250        $
    VACANCIES      --------------------------------------------------------------------------------------------------
       5200        Garage and Parking Space                                      5270        $
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous                                                 5290        $
                   --------------------------------------------------------------------------------------------------
                     TOTAL VACANCIES                                            5200T                     $   52,881
                   --------------------------------------------------------------------------------------------------
                     NET RENTAL REVENUE Rent Revenue Less Vacancies             5152N                     $  967,205
---------------------------------------------------------------------------------------------------------------------
       5300        Nursing Homes/Assisted Living/Board and Care/
                     Other Elderly Care/Coop/ and Other Revenues                 5300                     $
---------------------------------------------------------------------------------------------------------------------
                   Financial Revenue - Project Operations                        5410        $    309
                   --------------------------------------------------------------------------------------------------
                   Revenue from Investments - Residual Receipts                  5430        $
    FINANCIAL      --------------------------------------------------------------------------------------------------
     REVENUE       Revenue from Investments - Replacement Reserve                5440        $  1,474
       5400        --------------------------------------------------------------------------------------------------
                   Revenue from Investments - Miscellaneous                      5490        $
                   --------------------------------------------------------------------------------------------------
                     TOTAL FINANCIAL REVENUE                                    5400T                     $    1,783
---------------------------------------------------------------------------------------------------------------------
                   Laundry and Vending Revenue                                   5910        $  6,556
                   --------------------------------------------------------------------------------------------------
                   Tenant Charges                                                5920        $
                   --------------------------------------------------------------------------------------------------
                   Interest Reduction Payments Revenue                           5945        $
      OTHER        --------------------------------------------------------------------------------------------------
     REVENUE       Miscellaneous Revenue (Schedule)                              5990        $ 36,697
       5900        --------------------------------------------------------------------------------------------------
                     TOTAL OTHER REVENUE                                        5900T                     $   43,253
                   --------------------------------------------------------------------------------------------------
                     TOTAL REVENUE                                              5000T                     $1,012,241
---------------------------------------------------------------------------------------------------------------------
                   Conventions and Meetings                                      6203        $
                   --------------------------------------------------------------------------------------------------
                   Management Consultants                                        6204        $  3,338
                   --------------------------------------------------------------------------------------------------
                   Advertising and Marketing                                     6210        $    726
                   --------------------------------------------------------------------------------------------------
                   Other Renting Expenses                                        6250        $  4,871
                   --------------------------------------------------------------------------------------------------
                   Office Salaries                                               6310        $ 23,427
                   --------------------------------------------------------------------------------------------------
                   Office Expenses                                               6311        $ 13,718
                   --------------------------------------------------------------------------------------------------
                   Office or Model Apartment Rent                                6312        $
                   --------------------------------------------------------------------------------------------------
                   Management Fee                                                6320        $ 46,800
  ADMINISTRATIVE   --------------------------------------------------------------------------------------------------
     EXPENSES      Manager or Superintendent Salaries                            6330        $ 12,476
    6200/6300      --------------------------------------------------------------------------------------------------
                   Administrative Rent Free Unit                                 6331        $
                   --------------------------------------------------------------------------------------------------
                   Legal Expense - Project                                       6340        $ 16,840
                   --------------------------------------------------------------------------------------------------
                   Audit Expense                                                 6350        $  7,200
                   --------------------------------------------------------------------------------------------------
                   Bookkeeping Fees/Accounting Services                          6351        $  9,117
                   --------------------------------------------------------------------------------------------------
                   Bad Debts                                                     6370        $
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Administrative Expenses (Schedule)              6390        $ 21,320
                   --------------------------------------------------------------------------------------------------
                     TOTAL ADMINISTRATIVE EXPENSES                              6263T                     $  159,833
---------------------------------------------------------------------------------------------------------------------
                   Fuel Oil/Coal                                                 6420        $
                   --------------------------------------------------------------------------------------------------
                   Electricity                                                   6450        $  7,200
    UTILITIES      --------------------------------------------------------------------------------------------------
     EXPENSE       Water                                                         6451        $ 12,508
       6400        --------------------------------------------------------------------------------------------------
                   Gas                                                           6452        $ 53,307
                   --------------------------------------------------------------------------------------------------
                   Sewer                                                         6453        $  9,462
                   --------------------------------------------------------------------------------------------------
                     TOTAL UTILITIES EXPENSE                                    6400T                     $   82,477
                   --------------------------------------------------------------------------------------------------
                                   TOTAL EXPENSES (CARRY FORWARD TO PAGE 2)                               $  242,310
---------------------------------------------------------------------------------------------------------------------

                                                      Page 1 of 2


---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                            Page 6


Project Name:  Washington Courts Limited Partnership
---------------------------------------------------------------------------------------------------------------------
                                                                                BALANCE CARRIED FORWARD   $  242,310
---------------------------------------------------------------------------------------------------------------------
                   Payroll                                                       6510        $ 61,725
                   --------------------------------------------------------------------------------------------------
                   Supplies                                                      6515        $ 58,418
                   --------------------------------------------------------------------------------------------------
                   Contracts                                                     6520        $ 51,130
                   --------------------------------------------------------------------------------------------------
                   Operating and Maintenance Rent Free Unit                      6521        $
                   --------------------------------------------------------------------------------------------------
                   Garbage and Trash Removal                                     6525        $ 22,094
    OPERATING      --------------------------------------------------------------------------------------------------
   MAINTENANCE     Security Payroll/Contract                                     6530        $  7,543
     EXPENSES      --------------------------------------------------------------------------------------------------
       6500        Security Rent Free Unit                                       6531        $
                   --------------------------------------------------------------------------------------------------
                   Heating/Cooling Repairs and Maintenance                       6546        $  3,585
                   --------------------------------------------------------------------------------------------------
                   Snow Removal                                                  6548        $
                   --------------------------------------------------------------------------------------------------
                   Vehicle and Maintenance Equipment Operation and Repairs       6570        $  1,371
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Operating and Maintenance Expenses              6590        $  9,099
                   --------------------------------------------------------------------------------------------------
                     TOTAL OPERATING AND MAINTENANCE EXPENSES                   6500T                     $  214,965
---------------------------------------------------------------------------------------------------------------------
                   Real Estate Taxes                                             6710        $ 36,382
                   --------------------------------------------------------------------------------------------------
                   Payroll Taxes (Project's Share)                               6711        $  8,118
                   --------------------------------------------------------------------------------------------------
                   Property and Liability Insurance (Hazard)                     6720        $ 15,152
      TAXES        --------------------------------------------------------------------------------------------------
       AND         Fidelity Bond Insurance                                       6721        $
    INSURANCE      --------------------------------------------------------------------------------------------------
      6700         Workmen's Compensation                                        6722        $  2,646
                   --------------------------------------------------------------------------------------------------
                   Health Insurance and Other Employee Benefits                  6723        $ 12,621
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Taxes, Licenses, Permits and Insurance          6790        $  2,555
                   --------------------------------------------------------------------------------------------------
                     TOTAL TAXES AND INSURANCE                                  6700T                     $   77,474
---------------------------------------------------------------------------------------------------------------------
                   Interest on Mortgage Payable                                  6820        $461,805
                   --------------------------------------------------------------------------------------------------
                   Interest on Notes Payable (LongTerm)                          6830        $
    FINANCIAL      --------------------------------------------------------------------------------------------------
     EXPENSES      Interest on Notes Payable (ShortTerm)                         6840        $
       6800        --------------------------------------------------------------------------------------------------
                   Mortgage Insurance Premium/Service Charge                     6850        $ 22,946
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Financial Expenses                              6890        $  2,620
                   --------------------------------------------------------------------------------------------------
                     TOTAL FINANCIAL EXPENSES                                   6800T                     $  487,371
---------------------------------------------------------------------------------------------------------------------
       6900        Nursing Homes/ Assisted Living/ Board and Care/
                     Other Elderly Care Expenses                                 6900                     $
---------------------------------------------------------------------------------------------------------------------
                     TOTAL COST OF OPERATIONS BEFORE
                       DEPRECIATION AND AMORTIZATION                            6000T                     $1,022,120
                   --------------------------------------------------------------------------------------------------
                     PROFIT (LOSS) BEFORE DEPRECIATION AND AMORTIZATION         5060T                     $   (9,879)
                   --------------------------------------------------------------------------------------------------
                   Depreciation Expense                                          6600        $267,437
                   --------------------------------------------------------------------------------------------------
                   Amortization Expense                                          6610        $ 18,984
                   --------------------------------------------------------------------------------------------------
                     TOTAL DEPRECIATION AND AMORTIZATION                                                  $  286,421
                   --------------------------------------------------------------------------------------------------
                     OPERATING PROFIT OR (LOSS)                                 5060N                     $ (296,300)
---------------------------------------------------------------------------------------------------------------------
                   Officer's Salaries                                            7110        $
                   --------------------------------------------------------------------------------------------------
                   Legal Expenses                                                7120        $
                   --------------------------------------------------------------------------------------------------
                   Federal, State, and Other Income Taxes                        7130        $
                   --------------------------------------------------------------------------------------------------
   CORPORATE OR    Interest Income                                               7140        $
    MORTGAGOR      --------------------------------------------------------------------------------------------------
      ENTITY       Interest on Notes Payable                                     7141        $
     EXPENSES      --------------------------------------------------------------------------------------------------
       7100        Interest on Mortgage Payable                                  7142        $
                   --------------------------------------------------------------------------------------------------
                   Other Expenses (Asset Supervisory Fee)                        7190        $ 19,772
                   --------------------------------------------------------------------------------------------------
                     NET ENTITY EXPENSES                                        7100T                     $   19,772
                   --------------------------------------------------------------------------------------------------
                     PROFIT OR LOSS (NET INCOME OR LOSS)                         3250                     $ (316,072)
---------------------------------------------------------------------------------------------------------------------
MISCELLANEOUS OR OTHER INCOME AND EXPENSE SUB-ACCOUNT GROUPS.  If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6790, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
---------------------------------------------------------------------------------------------------------------------
PART II
---------------------------------------------------------------------------------------------------------------------
 1.   Total mortgage principal payments required during the audit year (12 monthly payments).
      This applies to all direct loans and HUD-held and fully insured mortgages.
      Any HUD approved second mortgages should be included in the figures.
      (Account S1000-010)                                                                                 $   28,068
---------------------------------------------------------------------------------------------------------------------
 2.   Total of 12 monthly deposits in the audit year into the Replacement Reserve account, as required by the Regulatory Agreement even if payments may be temporarily
      suspended or reduced.  (Account S1000-020)                                                          $   20,093
---------------------------------------------------------------------------------------------------------------------
 3.   Replacement Reserve or Residual Receipts releases which are included as expense
      items on this Profit and Loss Statement.  (Account S1000-030)                                       $   16,612
---------------------------------------------------------------------------------------------------------------------
 4.   Project Improvement Reserve Releases under the Flexible Subsidy Program that are included as expense items on this Profit and Loss Statement.
      (Account S1000-040)                                                                                 $
---------------------------------------------------------------------------------------------------------------------

                                                      Page 2 of 2


---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                            Page 7


                             WASHINGTON COURTS LIMITED PARTNERSHIP
                                           071-35593
-----------------------------------------------------------------------------------------------
                                    SCHEDULE OF SUB-ACCOUNTS






                                                                           FOR THE YEARS
                                                                         ENDED DECEMBER 31,
                                                                     --------------------------
                                                        ACCOUNT         2000            1999
                                                      -----------------------------------------

5990 - MISCELLANEOUS REVENUE
  5990-010   Insurance proceeds                        5990-020       $     --         $25,104
  5990-010   Drug Elimination grant                    5990-020        103,735          11,593
-----------------------------------------------------------------------------------------------

              TOTAL MISCELLANEOUS REVENUE                             $103,735         $36,697
===============================================================================================



6390 - MISCELLANEOUS ADMINISTRATIVE EXPENSES
  6390-010   Drug Elimination expenses                 6390-020       $104,924         $17,336
  6390-010   Miscellaneous                             6390-020         22,219           3,984
-----------------------------------------------------------------------------------------------

              TOTAL MISCELLANEOUS ADMINISTRATIVE
                EXPENSES                                              $127,143         $21,320
===============================================================================================


-----------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                     Page 8a

                    WASHINGTON COURTS LIMITED PARTNERSHIP
                                  071-35593
------------------------------------------------------------------------------
                        STATEMENT OF PARTNERS' EQUITY









                                                         FOR THE YEARS
                                                       ENDED DECEMBER 31,
                                                 -----------------------------
                                                     2000              1999
                                                 -----------------------------

S1100-010   BEGINNING OF YEAR                     $  48,139         $ 364,211

3250        NET LOSS                               (560,856)         (316,072)
------------------------------------------------------------------------------

3130        END OF YEAR                           $(512,717)        $  48,139
==============================================================================


------------------------------------------------------------------------------
See the accompanying notes to financial statements.                     Page 9

                                         WASHINGTON COURTS LIMITED PARTNERSHIP
                                                       071-35593
---------------------------------------------------------------------------------------------------------------------
                                                STATEMENT OF CASH FLOWS
                                                      PAGE 1 OF 2


                                                                                                 FOR THE YEARS
                                                                                               ENDED DECEMBER 31,
                                                                                       ------------------------------
                                                                             ACCOUNT        2000              1999
                                                                                       ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Receipts:
S1200-010    Rental receipts                                                            $  932,027        $  980,953
S1200-020    Interest receipts                                                               2,416             1,783
S1200-030    Other operating receipts                                                      104,985            43,253
---------------------------------------------------------------------------------------------------------------------
S1200-040      Total Receipts                                                            1,039,428         1,025,989
---------------------------------------------------------------------------------------------------------------------

          Disbursements:
S1200-050    Administrative                                                                256,301            65,643
S1200-070    Management fee                                                                 35,466            52,900
S1200-090    Utilities                                                                     121,179            84,248
S1200-100    Salaries and wages                                                             67,789            96,069
S1200-110    Operating and maintenance                                                      63,338           109,358
S1200-120    Real estate taxes                                                              37,214            35,955
S1200-140    Property insurance                                                             38,294            15,928
S1200-150    Miscellaneous taxes and insurance                                              14,391            25,820
S1200-160    Tenant security deposits                                                        1,389               117
S1200-180    Interest on mortgages                                                         460,151           462,021
S1200-210    Mortgage insurance premium (MIP)                                               26,090            24,891
S1200-220    Miscellaneous financial                                                         7,453             2,620
---------------------------------------------------------------------------------------------------------------------
S1200-230      Total Disbursements                                                       1,129,055           975,570
---------------------------------------------------------------------------------------------------------------------
S1200-240    NET CASH PROVIDED BY (USED IN) OPERATING
               ACTIVITIES                                                                  (89,627)           50,419
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
S1200-245    Net deposits to the mortgage escrow account                                    (3,649)           (3,013)
S1200-250    Net deposits to the reserve for replacement
               account                                                                     (22,395)           (4,955)
S1200-330    Net purchases of fixed assets                                                 (46,262)          (13,358)
---------------------------------------------------------------------------------------------------------------------
S1200-350    NET CASH USED IN INVESTING ACTIVITIES                                         (72,306)          (21,326)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
S1200-360    Mortgage principal payments                                                   (30,776)          (28,068)
S1200-455    Entity/construction financing activities:
  S1200-456    Advance from general partner                                 S1200457       344,520                --
---------------------------------------------------------------------------------------------------------------------
S1200-460    NET CASH PROVIDED BY (USED IN) FINANCING
               ACTIVITIES                                                                  313,744           (28,068)
---------------------------------------------------------------------------------------------------------------------

S1200-470    NET INCREASE IN CASH                                                          151,811             1,025

S1200-480    BEGINNING OF PERIOD CASH                                                       23,640            22,615
---------------------------------------------------------------------------------------------------------------------

S1200T       END OF PERIOD CASH                                                         $  175,451        $   23,640
=====================================================================================================================


---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                           Page 10


                             WASHINGTON COURTS LIMITED PARTNERSHIP
                                           071-35593
------------------------------------------------------------------------------------------------
                                    STATEMENT OF CASH FLOWS
                                          PAGE 2 OF 2



                                                                            FOR THE YEARS
                                                                         ENDED DECEMBER 31,
                                                                    ----------------------------
                                                                       2000              1999
                                                                    ----------------------------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
  BY (USED IN) OPERATING ACTIVITIES
3250         Net loss                                               $(560,856)        $(316,072)
             Adjustments to reconcile net loss to net cash
               provided by (used in) operating activities:
6600             Depreciation                                         268,566           267,437
6610             Amortization                                          18,984            18,984
                 Change in assets and liabilities:
S1200-490          Decrease in tenant accounts receivable                  --             2,378
S1200-520          Increase in prepaid expenses                       (14,676)           (2,721)
S1200-530          Increase in cash restricted for tenant
                     security deposits                                 (2,451)             (134)
S1200-540          Increase in accounts payable                       101,934            46,286
S1200-560          Increase in accrued liabilities                     31,715            35,227
S1200-570          Decrease in accrued interest payable                  (237)             (216)
S1200-580          Increase in tenant security deposits held
                     in trust                                           1,061                17
S1200-590          Increase (decrease) in prepaid revenue              66,333              (767)
------------------------------------------------------------------------------------------------

S1200-610        NET CASH PROVIDED BY (USED IN) OPERATING
                   ACTIVITIES                                       $ (89,627)        $  50,419
================================================================================================


------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                      Page 11

                    WASHINGTON COURTS LIMITED PARTNERSHIP
                                  071-35593
------------------------------------------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (S3100-010)

      ORGANIZATION (S3100-010)

      Washington Courts Limited Partnership (the Partnership) was organized as a limited partnership formed April 6, 1988 to acquire an interest in real property located in Chicago, Illinois and to construct and operate thereon an apartment complex (the Project) of 103 units under
      Section 221(d)(4) of the National Housing Act. Such projects are regulated by the U.S. Department of Housing and Urban Development (HUD) and the Illinois Housing Development Authority (IHDA) as to rent charges and operating methods. The regulatory agreements limit annual distributions of net operating receipts to surplus cash available at the end of each year. There was no available surplus cash at December 31, 2000 and 1999.

      The following significant accounting policies have been followed in the preparation of the financial statements:

          Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

          The Partnership provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables.
          No allowance for doubtful accounts was provided for at December 31, 2000 or 1999 as none was deemed necessary by management.

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

          Low-income housing credit fees are amortized over ten years.

      In December 1999, a portion of the general partnership interest was converted to a special limited partner interest. Due to this, at December 31, 1999 income or loss of the Partnership will be allocated 1.005% to the general partners and 98.995% to the limited partners.
      No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the partners on their respective income tax returns. No adjustment of financial statement loss to tax loss is required.


2.    OTHER ASSETS (S3100-X3X) (S3100-240)

      Other assets consist of:

                                                               2000          1999
                                                            -------------------------

      Loan costs, less amortization                          $520,837      $538,795
      Low-income housing credit fees, less amortization            --         1,027
      -------------------------------------------------------------------------------

                                                             $520,837      $539,822
      ===============================================================================


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

      The scheduled maturities of the mortgage payable at December 31, 2000 are as follows: (S3100-x1x)

                YEAR               ACCOUNT               AMOUNT
           -------------------------------------------------------
            2001                  S3100-060            $   34,007
            2002                  S3100-070                37,289
            2003                  S3100-080                40,575
            2004                  S3100-090                44,492
            2005                  S3100-100                48,787
            Thereafter            S3100-110             4,743,493
           -------------------------------------------------------

                                                       $4,948,643
           =======================================================


4.    MISCELLANEOUS CURRENT LIABILITIES (S3100-X3X) (S3100-240)

      Miscellaneous current liabilities consist of:

                                                                  2000               1999
                                                               ----------------------------
      Advances - General Partner - operations                   $383,192           $38,674
      Advances - General Partner - Drug Elimination
        Grant                                                      9,931             7,076
      Accrued expenses - Drug Elimination Grant                   33,818                --
      Accrued payroll taxes                                        2,120                --
      -------------------------------------------------------------------------------------

                                                                $429,061           $45,750
      =====================================================================================


5.    COMMITMENTS (S3100-X3X) (S3100-240)

      The Partnership has entered into regulatory agreements with HUD and IHDA which regulate, among other things, the rents which may be charged for apartment units in the Project, prohibit the sale of the Project without HUD and IHDA consent, limit the annual distribution of cash flow to the partners and otherwise regulate the relationship between the Partnership, HUD and IHDA.

------------------------------------------------------------------------------
                                                                       Page 14

WASHINGTON COURTS LIMITED PARTNERSHIP
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

      Pursuant to an agreement with HUD, under Section 8 of the Housing Assistance Payment Program, the Partnership is entitled to receive housing assistance payments on behalf of qualified tenants. The term of the agreement is for a maximum of 15 years. The Partnership cannot sell of otherwise substantially liquidate its assets during such period that the agreement for housing assistance program with HUD is in existence without their approval.


6.    RELATED PARTY TRANSACTIONS (S3100-200)

      On December 10, 1999, a transaction occurred which converted Century Pacific Realty Corporation (CPRC) to a Special Limited Partner and Shorebank Development assumed CPRC's previous role of Supervising General Partner. Shorebank Development Corporation also remains the Managing General Partner.

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

      For its services in administering the Local Affairs of the Partnership within the state, including, without limitation, coordinating the activities of the Partnership relating to HUD, the lender and the agency, and overseeing local compliance with applicable regulations, the Partnership shall be required to pay the local general partners from Permissible Sources an annual Administrative Fee of $19,772 beginning in 1990. A portion of the Administrative Fee equal to one percent (1%) of the gross income of the Partnership shall be payable each year from the Partnership's Available Cash (to the extent that such Available Cash constitutes Permissible Sources remaining after payment of the Preferred Distribution). The balance of the Administration Fee shall be payable from available cash (to the extent that such Available Cash constitutes a Permissible Source) remaining after full payment of the Preferred Distribution and repayment of any operating deficit advances. Such payment shall be made dollar-for-dollar with payments of the Preferred Distribution (plus unpaid amounts thereof accruing from prior taxable years) until one of such fees is paid in full, with any remainder of such Available Cash applied to any balance of the other such fee.
      The Partnership owes the Managing General Partner $68,269 at
      December 31, 2000 and 1999, respectively.

------------------------------------------------------------------------------
                                                                       Page 15

WASHINGTON COURTS LIMITED PARTNERSHIP
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

      The Investor Limited Partner will, beginning in 1989, receive from Permissible Sources an annual cumulative cash distribution (the Annual Preferred Distribution) of $39,545. Beginning in 1990, a portion of the Annual Preferred Distribution equal to one percent (1%) of the annual gross income of the Partnership (the Guaranteed Portion) shall be distributed to the Investor Limited Partner from Permissible Sources without regard to Partnership income. An amount of the Annual Preferred Distribution equal to $19,772 (the Priority Portion), reduced by the Guaranteed Portion payable for such year, shall be payable from the Partnership's Available Cash (to the Permissible Source) after payment of the Primary Portion of the Administration Fee and repayment of any outstanding Operating Deficit Advances. Such payment shall be made dollar-for-dollar with repayments of the Administration Fee (other than the Primary Portion thereof) until one of such items is paid in full, with any remainder of such Available Cash applied to any balance of the other such item. Any unpaid amount of the Priority Portion with respect to any year after 1989 shall accrue, without interest, and be distributable to the Investor Limited Partner from Available Cash (to the extent that such Available Cash constitutes a Permissible Source) after payment of the Primary Portion of the Administration Fee and repayment of any outstanding Operating Deficit Advances. Such payment shall be made dollar-for-dollar with payments of the Administration Fee (other than the Primary Portion thereof) until one of such items is paid in full, with any remainder of such Available Cash (to the extent that such Available Cash constitutes a Permissible Source) applied to any balance of the other such item. Any remaining amounts of the Annual Preferred Distribution after 1989, including any unpaid amount of the Priority Portion, shall be distributable to the Investor Limited Partner, without interest, from cash available for distribution from Capital Transactions. The remaining unpaid balance at December 31, 2000 and 1999 amounted to $268,329 and $248,557, respectively, and is not reflected in the accompanying balance sheet.

      MANAGEMENT FEE (S3100-230)

      The apartment project was managed by Century Pacific Management Corporation, an affiliate of the general partner until November 1999 and received a fee of 5.55% of rents collected. In November 1999, HJ Russell & Company began managing the Project. They have received a management fee of 5.65% of rents collected.

      In December 2000, DSSA Management, Inc. took over management of the Project. They are receiving a fee of 5.65% of gross collections.
      At December 31, 2000 and 1999, the outstanding management fee payable was $14,644.

      S3100-210   COMPANY NAME         HJ Russell & Company
      S3100-220   AMOUNT RECEIVED      $35,466

------------------------------------------------------------------------------
                                                                       Page 16

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



January 28, 1999

                       WASHINGTON COURTS LIMITED PARTNERSHIP
                                HUD PROJECT NO: 071-35593
 --------------------------------------------------------------------------------------
                                      BALANCE SHEET
                                       PAGE 1 OF 2



          51
                                          ASSETS

                                                                      DECEMBER 31,
                                                            -------------------------------
                                                                 1998              1997
                                                            -------------------------------
CURRENT ASSETS
   1120   Cash - operations                                  $   22,615        $  148,343
   1130   Tenant accounts receivable                              2,378            15,110
   1135   Accounts receivable - HUD                                  --             6,870
   1190   Miscellaneous current assets                              100               100
   1200   Miscellaneous prepaid expenses                         30,382            31,174
-------------------------------------------------------------------------------------------
   1100T    TOTAL CURRENT ASSETS                                 55,475           201,597
-------------------------------------------------------------------------------------------

DEPOSITS HELD IN TRUST - FUNDED
   1191   Tenant deposits held in trust                          12,800            13,683
-------------------------------------------------------------------------------------------

RESTRICTED DEPOSITS AND FUNDED RESERVES
   1310   Escrow deposits                                        29,627            22,804
   1320   Replacement reserve                                    64,524            72,078
-------------------------------------------------------------------------------------------
   1300T    TOTAL DEPOSITS                                       94,151            94,882
-------------------------------------------------------------------------------------------

FIXED ASSETS
   1410   Land                                                   75,300            75,300
   1420   Buildings                                           7,066,695         7,048,175
   1440   Building equipment - portable                           8,061                --
   1465   Office furniture and equipment                         65,585            65,585
-------------------------------------------------------------------------------------------
   1400T    Total Fixed Assets                                7,215,641         7,189,060

   1495   Less:  Accumulated depreciation                     2,359,398         2,093,234
-------------------------------------------------------------------------------------------
   1400N    NET FIXED ASSETS                                  4,856,243         5,095,826
-------------------------------------------------------------------------------------------

OTHER ASSETS
   1520   Intangible assets                                     558,807           577,790
-------------------------------------------------------------------------------------------

   1000T    TOTAL ASSETS                                     $5,577,476        $5,983,778
===========================================================================================


-------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                  Page 2


                          WASHINGTON COURTS LIMITED PARTNERSHIP
                                HUD PROJECT NO: 071-35593
 --------------------------------------------------------------------------------------
                                      BALANCE SHEET
                                       PAGE 2 OF 2



                                       LIABILITIES

                                                                      DECEMBER 31,
                                                            -------------------------------
                                                                 1998              1997
                                                            -------------------------------
CURRENT LIABILITIES
   2110   Accounts payable - operations                      $   19,504        $   64,320
   2113   Accounts payable - entity                              68,269            69,876
   2120   Accrued wages payable                                   3,357             4,205
   2123   Accrued management fee payable                         20,744             5,612
   2131   Accrued interest payable - first mortgage              38,599            34,350
   2150   Accrued property taxes                                 35,328            38,120
   2170   Mortgage payable - first mortgage (short-term)         28,282            25,793
   2190   Miscellaneous current liabilities                       6,410             2,509
   2210   Prepaid revenue                                           767                --
-------------------------------------------------------------------------------------------
   2122T    TOTAL CURRENT LIABILITIES                           221,260           244,785
-------------------------------------------------------------------------------------------

DEPOSIT AND PREPAYMENT LIABILITIES
   2191   Tenant deposits held in trust (contra)                 12,800            12,618
-------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
   2320   Mortgage payable - first mortgage                   4,979,205         5,007,290
-------------------------------------------------------------------------------------------

   2000T    TOTAL LIABILITIES                                 5,213,265         5,264,693

                                       PARTNERS' EQUITY

   3130   Partners' equity                                      364,211           719,085
-------------------------------------------------------------------------------------------

   2033T   TOTAL LIABILITIES AND PARTNERS' EQUITY            $5,577,476        $5,983,778
===========================================================================================


-------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                  Page 3

                                         WASHINGTON COURTS LIMITED PARTNERSHIP
                                               HUD PROJECT NO: 071-35593
---------------------------------------------------------------------------------------------------------------------
                                              STATEMENT OF PROFIT AND LOSS
                                          FOR THE YEAR ENDED DECEMBER 31, 1998

---------------------------------------------------------------------------------------------------------------------
      PART 1                  DESCRIPTION OF ACCOUNT                           ACCT. NO.       AMOUNT
---------------------------------------------------------------------------------------------------------------------
                   Rent Revenue - Gross Potential                                 5120       $217,046
                   --------------------------------------------------------------------------------------------------
                   Tenant Assistance Payments                                     5121       $815,521
                   --------------------------------------------------------------------------------------------------
                   Rent Revenue - Stores and Commercial                           5140       $
                   --------------------------------------------------------------------------------------------------
                   Garage and Parking Spaces                                      5170       $
                   --------------------------------------------------------------------------------------------------
                   Flexible Subsidy Revenue                                       5180       $
       RENT        --------------------------------------------------------------------------------------------------
     REVENUE       Miscellaneous Rent Revenue                                     5190       $
       5100        --------------------------------------------------------------------------------------------------
                   Excess Rent                                                    5191       $
                   --------------------------------------------------------------------------------------------------
                   Rent Revenue/Insurance                                         5192       $
                   --------------------------------------------------------------------------------------------------
                   Special Claims Revenue                                         5193       $
                   --------------------------------------------------------------------------------------------------
                   Retained Excess Income                                         5194       $
                   --------------------------------------------------------------------------------------------------
                     TOTAL RENT REVENUE                                          5100T                    $1,032,567
---------------------------------------------------------------------------------------------------------------------
                   Apartments                                                     5220       $107,608
                   --------------------------------------------------------------------------------------------------
                   Stores and Commercial                                          5240       $
                   --------------------------------------------------------------------------------------------------
                   Rental Concessions                                             5250       $
    VACANCIES      --------------------------------------------------------------------------------------------------
       5200        Garage and Parking Space                                       5270       $
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous                                                  5290       $
                   --------------------------------------------------------------------------------------------------
                     TOTAL VACANCIES                                             5200T                    $  107,608
                   --------------------------------------------------------------------------------------------------
                     NET RENTAL REVENUE Rent Revenue Less Vacancies              5152N                    $  924,959
---------------------------------------------------------------------------------------------------------------------
       5300        Nursing Homes/Assisted Living/Board and Care/
                     Other Elderly Care/Coop/ and Other Revenues                  5300                    $
---------------------------------------------------------------------------------------------------------------------
                   Financial Revenue - Project Operations                         5410       $    919
                   --------------------------------------------------------------------------------------------------
                   Revenue from Investments - Residual Receipts                   5430       $
    FINANCIAL      --------------------------------------------------------------------------------------------------
     REVENUE       Revenue from Investments - Replacement Reserve                 5440       $  1,630
       5400        --------------------------------------------------------------------------------------------------
                   Revenue from Investments - Miscellaneous                       5490       $    190
                   --------------------------------------------------------------------------------------------------
                     TOTAL FINANCIAL REVENUE                                     5400T                    $    2,739
---------------------------------------------------------------------------------------------------------------------
                   Laundry and Vending Revenue                                    5910       $
                   --------------------------------------------------------------------------------------------------
                   Tenant Charges                                                 5920       $    590
                   --------------------------------------------------------------------------------------------------
                   Interest Reduction Payments Revenue                            5945       $  1,595
      OTHER        --------------------------------------------------------------------------------------------------
     REVENUE       Miscellaneous Revenue                                          5990       $
       5900          --------------------------------------------------------------------------------------------------
                     TOTAL OTHER REVENUE                                         5900T                    $    2,185
                   --------------------------------------------------------------------------------------------------
                     TOTAL REVENUE                                               5000T                    $  929,883
---------------------------------------------------------------------------------------------------------------------
                   Conventions and Meetings                                       6203       $
                   --------------------------------------------------------------------------------------------------
                   Management Consultants                                         6204       $
                   --------------------------------------------------------------------------------------------------
                   Advertising and Marketing                                      6210       $    509
                   --------------------------------------------------------------------------------------------------
                   Other Renting Expenses                                         6250       $    588
                   --------------------------------------------------------------------------------------------------
                   Office Salaries                                                6310       $ 11,617
                   --------------------------------------------------------------------------------------------------
                   Office Expenses                                                6311       $  5,788
                   --------------------------------------------------------------------------------------------------
                   Office or Model Apartment Rent                                 6312       $
                   --------------------------------------------------------------------------------------------------
                   Management Fee                                                 6320       $ 47,068
  ADMINISTRATIVE   --------------------------------------------------------------------------------------------------
     EXPENSES      Manager or Superintendent Salaries                             6330       $ 11,868
    6200/6300      --------------------------------------------------------------------------------------------------
                   Administrative Rent Free Unit                                  6331       $
                   --------------------------------------------------------------------------------------------------
                   Legal Expense - Project                                        6340       $  5,945
                   --------------------------------------------------------------------------------------------------
                   Audit Expense                                                  6350       $  7,761
                   --------------------------------------------------------------------------------------------------
                   Bookkeeping Fees/Accounting Services                           6351       $  3,011
                   --------------------------------------------------------------------------------------------------
                   Bad Debts                                                      6370       $ 15,110
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Administrative Expenses                          6390       $  7,838
                   --------------------------------------------------------------------------------------------------
                     TOTAL ADMINISTRATIVE EXPENSES                               6263T                    $  117,103
---------------------------------------------------------------------------------------------------------------------
                   Fuel Oil/Coal                                                  6420       $
                   --------------------------------------------------------------------------------------------------
                   Electricity                                                    6450       $  3,110
    UTILITIES      --------------------------------------------------------------------------------------------------
     EXPENSE       Water                                                          6451       $ 14,226
      6400         --------------------------------------------------------------------------------------------------
                   Gas                                                            6452       $ 65,998
                   --------------------------------------------------------------------------------------------------
                   Sewer                                                          6453       $  7,894
                   --------------------------------------------------------------------------------------------------
                     TOTAL UTILITIES EXPENSE                                     6400T                    $   91,228
                   --------------------------------------------------------------------------------------------------
                                   TOTAL EXPENSES (CARRY FORWARD TO PAGE 2)                               $  208,331
---------------------------------------------------------------------------------------------------------------------

                                                      Page 1 of 2


---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                            Page 4


Project Name:  Washington Courts Limited Partnership
---------------------------------------------------------------------------------------------------------------------
                                                                                BALANCE CARRIED FORWARD   $  208,331
---------------------------------------------------------------------------------------------------------------------
                   Payroll                                                        6510       $ 30,288
                   --------------------------------------------------------------------------------------------------
                   Supplies                                                       6515       $ 86,406
                   --------------------------------------------------------------------------------------------------
                   Contracts                                                      6520       $ 50,830
                   --------------------------------------------------------------------------------------------------
                   Operating and Maintenance Rent Free Unit                       6521       $
                   --------------------------------------------------------------------------------------------------
                   Garbage and Trash Removal                                      6525       $ 14,332
    OPERATING      --------------------------------------------------------------------------------------------------
   MAINTENANCE     Security Payroll/Contract                                      6530       $ 11,489
     EXPENSES      --------------------------------------------------------------------------------------------------
       6500        Security Rent Free Unit                                        6531       $
                   --------------------------------------------------------------------------------------------------
                   Heating/Cooling Repairs and Maintenance                        6546       $  2,987
                   --------------------------------------------------------------------------------------------------
                   Snow Removal                                                   6548       $
                   --------------------------------------------------------------------------------------------------
                   Vehicle and Maintenance Equipment Operation and Repairs        6570       $    819
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Operating and Maintenance Expenses               6590       $ 21,325
                   --------------------------------------------------------------------------------------------------
                     TOTAL OPERATING AND MAINTENANCE EXPENSES                    6500T                    $  218,476
---------------------------------------------------------------------------------------------------------------------
                   Real Estate Taxes                                              6710       $ 32,506
                   --------------------------------------------------------------------------------------------------
                   Payroll Taxes (Project's Share)                                6711       $  5,640
                   --------------------------------------------------------------------------------------------------
                   Property and Liability Insurance (Hazard)                      6720       $ 14,569
                   --------------------------------------------------------------------------------------------------
      TAXES        Fidelity Bond Insurance                                        6721       $
       AND         --------------------------------------------------------------------------------------------------
    INSURANCE      Workmen's Compensation                                         6722       $    886
       6700        --------------------------------------------------------------------------------------------------
                   Health Insurance and Other Employee Benefits                   6723       $  6,287
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Taxes, Licenses, Permits and Insurance           6790       $  1,587
                   --------------------------------------------------------------------------------------------------
                     TOTAL TAXES AND INSURANCE                                   6700T                    $   61,475
---------------------------------------------------------------------------------------------------------------------
                   Interest on Mortgage Payable                                   6820       $464,361
                   --------------------------------------------------------------------------------------------------
                   Interest on Notes Payable (LongTerm)                           6830       $
    FINANCIAL      --------------------------------------------------------------------------------------------------
     EXPENSES      Interest on Notes Payable (ShortTerm)                          6840       $
       6800        --------------------------------------------------------------------------------------------------
                   Mortgage Insurance Premium/Service Charge                      6850       $ 27,194
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Financial Expenses                               6890       $
                   --------------------------------------------------------------------------------------------------
                      TOTAL FINANCIAL EXPENSES                                   6800T                    $  491,555
---------------------------------------------------------------------------------------------------------------------
      6900         Nursing Homes/ Assisted Living/ Board and Care/ Other
                     Elderly Care Expenses                                        6900                    $
---------------------------------------------------------------------------------------------------------------------
                     TOTAL COST OF OPERATIONS BEFORE
                       DEPRECIATION AND AMORTIZATION                             6000T                    $  979,837
                   --------------------------------------------------------------------------------------------------
                     PROFIT (LOSS) BEFORE DEPRECIATION AND AMORTIZATION          5060T                    $  (49,954)
                   --------------------------------------------------------------------------------------------------
                   Depreciation Expense                                           6600       $266,164
                   --------------------------------------------------------------------------------------------------
                   Amortization Expense                                           6610       $ 18,984
                   --------------------------------------------------------------------------------------------------
                     TOTAL DEPRECIATION AND AMORTIZATION                                                  $  285,148
                   --------------------------------------------------------------------------------------------------
                     OPERATING PROFIT OR (LOSS)                                  5060N                    $ (335,102)
---------------------------------------------------------------------------------------------------------------------
                   Officer's Salaries                                             7110       $
                   --------------------------------------------------------------------------------------------------
                   Legal Expenses                                                 7120       $
                   --------------------------------------------------------------------------------------------------
                   Federal, State, and Other Income Taxes                         7130       $
                   --------------------------------------------------------------------------------------------------
   CORPORATE OR    Interest Income                                                7140       $
    MORTGAGOR      --------------------------------------------------------------------------------------------------
      ENTITY       Interest on Notes Payable                                      7141       $
     EXPENSES      --------------------------------------------------------------------------------------------------
       7100        Interest on Mortgage Payable                                   7142       $
                   --------------------------------------------------------------------------------------------------
                   Other Expenses (Asset supervisory fees)                        7190       $ 19,772
                   --------------------------------------------------------------------------------------------------
                     NET ENTITY EXPENSES                                         7100T                    $   19,772
                   --------------------------------------------------------------------------------------------------
                     PROFIT OR LOSS (NET INCOME OR LOSS)                          3250                    $ (354,874)
---------------------------------------------------------------------------------------------------------------------
MISCELLANEOUS OR OTHER INCOME AND EXPENSE SUB-ACCOUNT GROUPS.  If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6790, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
---------------------------------------------------------------------------------------------------------------------
PART II
---------------------------------------------------------------------------------------------------------------------
 1.  Total mortgage principal payments required during the audit year (12 monthly payments).
     This applies to all direct loans and HUD-held and fully insured mortgages.
     Any HUD approved second mortgages should be included in the figures.
     (Account S1000-010)                                                                                  $   25,793
---------------------------------------------------------------------------------------------------------------------
 2.  Total of 12 monthly deposits in the audit year into the Replacement Reserve account, as required by the Regulatory Agreement even if payments may be temporarily
     suspended or reduced.  (Account S1000-020)                                                           $   20,093
---------------------------------------------------------------------------------------------------------------------
 3.  Replacement Reserve or Residual Receipts releases which are included as expense
     items on this Profit and Loss Statement.  (Account S1000-030)                                        $   21,217
---------------------------------------------------------------------------------------------------------------------
 4.  Project Improvement Reserve Releases under the Flexible Subsidy Program that
     are included as expense items on this Profit and Loss Statement.  (Account S1000-040)                $
---------------------------------------------------------------------------------------------------------------------

                                                      Page 2 of 2


---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                            Page 5

                                         WASHINGTON COURTS LIMITED PARTNERSHIP
                                               HUD PROJECT NO: 071-35593
---------------------------------------------------------------------------------------------------------------------
                                              STATEMENT OF PROFIT AND LOSS
                                          FOR THE YEAR ENDED DECEMBER 31, 1997


---------------------------------------------------------------------------------------------------------------------
      PART 1                  DESCRIPTION OF ACCOUNT                           ACCT. NO.       AMOUNT
---------------------------------------------------------------------------------------------------------------------
                   Rent Revenue - Gross Potential                                 5120       $244,975
                   --------------------------------------------------------------------------------------------------
                   Tenant Assistance Payments                                     5121       $817,588
                   --------------------------------------------------------------------------------------------------
                   Rent Revenue - Stores and Commercial                           5140       $
                   --------------------------------------------------------------------------------------------------
                   Garage and Parking Spaces                                      5170       $
                   --------------------------------------------------------------------------------------------------
                   Flexible Subsidy Revenue                                       5180       $
       RENT        --------------------------------------------------------------------------------------------------
     REVENUE       Miscellaneous Rent Revenue                                     5190       $
       5100       --------------------------------------------------------------------------------------------------
                   Excess Rent                                                    5191       $
                   --------------------------------------------------------------------------------------------------
                   Rent Revenue/Insurance                                         5192       $
                   --------------------------------------------------------------------------------------------------
                   Special Claims Revenue                                         5193       $
                   --------------------------------------------------------------------------------------------------
                   Retained Excess Income                                         5194       $
                   --------------------------------------------------------------------------------------------------
                     TOTAL RENT REVENUE                                          5100T                    $1,062,563
---------------------------------------------------------------------------------------------------------------------
                   Apartments                                                     5220       $ 84,065
                   --------------------------------------------------------------------------------------------------
                   Stores and Commercial                                          5240       $
                   --------------------------------------------------------------------------------------------------
                   Rental Concessions                                             5250       $
    VACANCIES      --------------------------------------------------------------------------------------------------
       5200        Garage and Parking Space                                       5270       $
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous                                                  5290       $
                   --------------------------------------------------------------------------------------------------
                     TOTAL VACANCIES                                             5200T                    $   84,065
                   --------------------------------------------------------------------------------------------------
                     NET RENTAL REVENUE Rent Revenue Less Vacancies              5152N                    $  978,498
---------------------------------------------------------------------------------------------------------------------
       5300        Nursing Homes/Assisted Living/Board and Care/
                     Other Elderly Care/Coop/ and Other Revenues                  5300                    $
---------------------------------------------------------------------------------------------------------------------
                   Financial Revenue - Project Operations                         5410       $  4,754
                   --------------------------------------------------------------------------------------------------
                   Revenue from Investments - Residual Receipts                   5430       $
    FINANCIAL      --------------------------------------------------------------------------------------------------
     REVENUE       Revenue from Investments - Replacement Reserve                 5440       $  1,475
       5400        --------------------------------------------------------------------------------------------------
                   Revenue from Investments - Miscellaneous                       5490       $
                   --------------------------------------------------------------------------------------------------
                     TOTAL FINANCIAL REVENUE                                     5400T                    $     6,229
---------------------------------------------------------------------------------------------------------------------
                   Laundry and Vending Revenue                                    5910       $  1,204
                   --------------------------------------------------------------------------------------------------
                   Tenant Charges                                                 5920       $  3,330
                   --------------------------------------------------------------------------------------------------
                   Interest Reduction Payments Revenue                            5945       $
      OTHER        --------------------------------------------------------------------------------------------------
     REVENUE       Miscellaneous Revenue (Schedule)                               5990       $ 48,864
       5900        --------------------------------------------------------------------------------------------------
                     TOTAL OTHER REVENUE                                         5900T                    $   53,398
                   --------------------------------------------------------------------------------------------------
                     TOTAL REVENUE                                               5000T                    $1,038,125
---------------------------------------------------------------------------------------------------------------------
                   Conventions and Meetings                                       6203       $
                   --------------------------------------------------------------------------------------------------
                   Management Consultants                                         6204       $
                   --------------------------------------------------------------------------------------------------
                   Advertising and Marketing                                      6210       $    285
                   --------------------------------------------------------------------------------------------------
                   Other Renting Expenses                                         6250       $
                   --------------------------------------------------------------------------------------------------
                   Office Salaries                                                6310       $ 17,046
                   --------------------------------------------------------------------------------------------------
                   Office Expenses                                                6311       $  1,326
                   --------------------------------------------------------------------------------------------------
                   Office or Model Apartment Rent                                 6312       $
                   --------------------------------------------------------------------------------------------------
                   Management Fee                                                 6320       $ 53,731
  ADMINISTRATIVE   --------------------------------------------------------------------------------------------------
     EXPENSES      Manager or Superintendent Salaries                             6330       $
    6200/6300      --------------------------------------------------------------------------------------------------
                   Administrative Rent Free Unit                                  6331       $
                   --------------------------------------------------------------------------------------------------
                   Legal Expense - Project                                        6340       $ 22,656
                   --------------------------------------------------------------------------------------------------
                   Audit Expense - Project                                        6350       $  7,700
                   --------------------------------------------------------------------------------------------------
                   Bookkeeping Fees/Accounting Services                           6351       $  1,843
                   --------------------------------------------------------------------------------------------------
                   Bad Debts                                                      6370       $ 20,977
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Administrative Expenses (Schedule)               6390       $ 33,301
                   --------------------------------------------------------------------------------------------------
                     TOTAL ADMINISTRATIVE EXPENSES                               6263T                    $  158,865
---------------------------------------------------------------------------------------------------------------------
                   Fuel Oil/Coal                                                  6420       $
                   --------------------------------------------------------------------------------------------------
                   Electricity (Light and Misc. Power)                            6450       $  7,584
    UTILITIES      --------------------------------------------------------------------------------------------------
     EXPENSE       Water                                                          6451       $ 28,080
       6400        --------------------------------------------------------------------------------------------------
                   Gas                                                            6452       $100,684
                   --------------------------------------------------------------------------------------------------
                   Sewer                                                          6453       $
---------------------------------------------------------------------------------------------------------------------
                     TOTAL UTILITIES EXPENSE                                     6400T                    $  136,348
---------------------------------------------------------------------------------------------------------------------
                                   TOTAL EXPENSES (CARRY FORWARD TO PAGE 2)                               $  295,213
---------------------------------------------------------------------------------------------------------------------

                                                      Page 1 of 2


---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                            Page 6


Project Name:  Washington Courts Limited Partnership
---------------------------------------------------------------------------------------------------------------------
                                                                                BALANCE CARRIED FORWARD   $  295,213
---------------------------------------------------------------------------------------------------------------------
                   Payroll                                                        6510       $ 41,311
                   --------------------------------------------------------------------------------------------------
                   Supplies                                                       6515       $ 32,086
                   --------------------------------------------------------------------------------------------------
                   Contracts                                                      6520       $ 40,457
                   --------------------------------------------------------------------------------------------------
                   Operating and Maintenance Rent Free Unit                       6521       $
                   --------------------------------------------------------------------------------------------------
                   Garbage and Trash Removal                                      6525       $ 16,636
    OPERATING      --------------------------------------------------------------------------------------------------
   MAINTENANCE     Security Payroll/Contract                                      6530       $  3,220
     EXPENSES      --------------------------------------------------------------------------------------------------
       6500        Security Rent Free Unit                                        6531       $
                   --------------------------------------------------------------------------------------------------
                   Heating/Cooling Repairs and Maintenance                        6546       $ 19,583
                   --------------------------------------------------------------------------------------------------
                   Snow Removal                                                   6548       $    294
                   --------------------------------------------------------------------------------------------------
                   Vehicle and Maintenance Equipment Operation and Repairs        6570       $    488
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Operating and Maintenance Expenses               6590       $  2,563
                   --------------------------------------------------------------------------------------------------
                     TOTAL OPERATING AND MAINTENANCE EXPENSES                    6500T                    $  156,638
---------------------------------------------------------------------------------------------------------------------
                   Real Estate Taxes                                              6710       $ 37,220
                   --------------------------------------------------------------------------------------------------
                   Payroll Taxes (Project's Share)                                6711       $  6,386
                   --------------------------------------------------------------------------------------------------
                   Property and Liability Insurance (Hazard)                      6720       $ 15,008
      TAXES        --------------------------------------------------------------------------------------------------
       AND         Fidelity Bond Insurance                                        6721       $
    INSURANCE      --------------------------------------------------------------------------------------------------
      6700         Workmen's Compensation                                         6722       $  2,168
                   --------------------------------------------------------------------------------------------------
                   Health Insurance and Other Employee Benefits                   6723       $  7,432
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Taxes, Licenses, Permits and Insurance           6790       $  1,274
                   --------------------------------------------------------------------------------------------------
                     TOTAL TAXES AND INSURANCE                                   6700T                    $   69,488
---------------------------------------------------------------------------------------------------------------------
                   Interest on Mortgage Payable                                   6820       $
                   --------------------------------------------------------------------------------------------------
                   Interest on Notes Payable (LongTerm)                           6830       $466,566
    FINANCIAL      --------------------------------------------------------------------------------------------------
     EXPENSES      Interest on Notes Payable (ShortTerm)                          6840       $
       6800        --------------------------------------------------------------------------------------------------
                   Mortgage Insurance Premium/Service Charge                      6850       $ 25,267
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Financial Expenses                               6890       $ 18,085
                   --------------------------------------------------------------------------------------------------
                     TOTAL FINANCIAL EXPENSES                                    6800T                    $  509,918
---------------------------------------------------------------------------------------------------------------------
      6900         Nursing Homes/ Assisted Living/ Board and Care/ Other
                     Elderly Care Expenses                                        6900                    $
---------------------------------------------------------------------------------------------------------------------
                     TOTAL COST OF OPERATIONS BEFORE
                       DEPRECIATION AND AMORTIZATION                             6000T                    $1,031,257
                   --------------------------------------------------------------------------------------------------
                     PROFIT (LOSS) BEFORE DEPRECIATION AND AMORTIZATION          5060T                    $    6,868
                   --------------------------------------------------------------------------------------------------
                   Depreciation Expense                                           6600       $261,542
                   --------------------------------------------------------------------------------------------------
                   Amortization Expense                                           6610       $
                   --------------------------------------------------------------------------------------------------
                     TOTAL DEPRECIATION AND AMORTIZATION                                                  $  261,542
                   --------------------------------------------------------------------------------------------------
                     OPERATING PROFIT OR (LOSS)                                  5060N                    $ (254,674)
---------------------------------------------------------------------------------------------------------------------
                   Officer's Salaries                                             7110       $
                   --------------------------------------------------------------------------------------------------
                   Legal Expenses                                                 7120       $
                   --------------------------------------------------------------------------------------------------
                   Federal, State, and Other Income Taxes                         7130       $
                   --------------------------------------------------------------------------------------------------
   CORPORATE OR    Interest Income                                                7140       $
    MORTGAGOR      --------------------------------------------------------------------------------------------------
      ENTITY       Interest on Notes Payable                                      7141       $
     EXPENSES      --------------------------------------------------------------------------------------------------
       7100        Interest on Mortgage Payable                                   7142       $
                   --------------------------------------------------------------------------------------------------
                   Other Expenses                                                 7190       $ 20,797
                   --------------------------------------------------------------------------------------------------
                     NET ENTITY EXPENSES                                         7100T                    $   20,797
                   --------------------------------------------------------------------------------------------------
                     PROFIT OR LOSS (NET INCOME OR LOSS)                          3250                    $ (275,471)
---------------------------------------------------------------------------------------------------------------------
MISCELLANEOUS OR OTHER INCOME AND EXPENSE SUB-ACCOUNT GROUPS.  If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6790, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
---------------------------------------------------------------------------------------------------------------------
PART II
---------------------------------------------------------------------------------------------------------------------
 1.   Total mortgage principal payments required during the audit year (12 monthly payments).
      This applies to all direct loans and HUD-held and fully insured mortgages.
      Any HUD approved second mortgages should be included in the figures.
      (Account S1000-010)                                                                                 $   21,479
---------------------------------------------------------------------------------------------------------------------
 2.   Total of 12 monthly deposits in the audit year into the Replacement Reserve account, as required by the Regulatory Agreement even if payments may be temporarily
      suspended or reduced.  (Account S1000-020)                                                          $   18,414
---------------------------------------------------------------------------------------------------------------------
 3.   Replacement Reserve or Residual Receipts releases which are included as expense
      items on this Profit and Loss Statement.  (Account S1000-030)                                       $       --
---------------------------------------------------------------------------------------------------------------------
 4.   Project Improvement Reserve Releases under the Flexible Subsidy Program that are included as expense items on this Profit and Loss Statement.
      (Account S1000-040)                                                                                 $
---------------------------------------------------------------------------------------------------------------------

                                                      Page 2 of 2


---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                            Page 7

                    WASHINGTON COURTS LIMITED PARTNERSHIP
                          HUD PROJECT NO: 071-35593
------------------------------------------------------------------------------
                        STATEMENT OF PARTNERS' EQUITY










                                                         FOR THE YEARS
                                                       ENDED DECEMBER 31,
                                                 -----------------------------
                                                     1998             1997
                                                 -----------------------------

S1100-010   BEGINNING OF YEAR                     $ 719,085        $1,014,328

3250        NET LOSS                               (354,874)         (275,471)

              Distributions                              --           (19,772)
------------------------------------------------------------------------------

3130        END OF YEAR                           $ 364,211        $  719,085
==============================================================================


------------------------------------------------------------------------------
See the accompanying notes to financial statements.                     Page 8

                                         WASHINGTON COURTS LIMITED PARTNERSHIP
                                               HUD PROJECT NO: 071-35593
---------------------------------------------------------------------------------------------------------------------
                                                STATEMENT OF CASH FLOWS
                                                      PAGE 1 OF 2


                                                                                                 FOR THE YEARS
                                                                                               ENDED DECEMBER 31,
                                                                                       ------------------------------
                                                                             ACCOUNT        1998              1997
                                                                                       ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Receipts:
S1200-010    Rental receipts                                                            $  945,328        $  958,685
S1200-020    Interest receipts                                                               2,739             6,229
S1200-030    Other operating receipts                                                        2,185            53,398
---------------------------------------------------------------------------------------------------------------------
S1200-040      Total Receipts                                                              950,252         1,018,312
---------------------------------------------------------------------------------------------------------------------

          Disbursements:
S1200-050    Administrative                                                                 98,694            88,043
S1200-070    Management fee                                                                 31,936            53,327
S1200-090    Utilities                                                                      86,102           136,348
S1200-100    Salaries and wages                                                             54,621                --
S1200-110    Operating and maintenance                                                     182,086           126,918
S1200-120    Real estate taxes                                                              35,298            36,305
S1200-140    Property insurance                                                             22,537            24,118
S1200-150    Miscellaneous taxes and insurance                                               5,640             7,660
S1200-160    Tenant security deposits                                                       (1,065)             (194)
S1200-180    Interest on mortgages                                                         460,112           466,746
S1200-210    Mortgage insurance premium (MIP)                                               27,194            25,267
S1200-220    Miscellaneous financial                                                            --               125
---------------------------------------------------------------------------------------------------------------------
S1200-230      Total Disbursements                                                       1,003,155           964,663
---------------------------------------------------------------------------------------------------------------------
S1200-240    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           (52,903)           53,649
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
S1200-245    Net (deposits to) withdrawals from the
               mortgage escrow account                                                      (6,823)            5,712
S1200-250    Net (deposits to) withdrawals from the
               reserve for replacement account                                               7,554           (19,889)
S1200-330    Net purchases of fixed assets                                                 (26,581)           (5,311)
---------------------------------------------------------------------------------------------------------------------
S1200-350    NET CASH USED IN INVESTING ACTIVITIES                                         (25,850)          (19,488)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
S1200-360    Mortgage principal payments                                                   (25,596)          (21,479)
S1200-450    Other financing activities                                                         --               298
S1200-455    Entity/Construction financing activities:
  S1200-456    Administrative fee paid to general
                 partner                                                    S1200-457      (21,379)          (39,544)
---------------------------------------------------------------------------------------------------------------------
S1200-460    NET CASH USED IN FINANCING ACTIVITIES                                         (46,975)          (60,725)
---------------------------------------------------------------------------------------------------------------------

S1200-470    NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (125,728)          (26,564)

S1200-480    BEGINNING OF PERIOD CASH                                                      148,343           174,907
---------------------------------------------------------------------------------------------------------------------

S1200T     END OF PERIOD CASH                                                           $   22,615        $  148,343
=====================================================================================================================


---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                            Page 9


                                         WASHINGTON COURTS LIMITED PARTNERSHIP
                                               HUD PROJECT NO: 071-35593
---------------------------------------------------------------------------------------------------------------------
                                                STATEMENT OF CASH FLOWS
                                                      PAGE 2 OF 2




                                                                                                 FOR THE YEARS
                                                                                               ENDED DECEMBER 31,
                                                                                       ------------------------------
                                                                             ACCOUNT        1998              1997
                                                                                       ------------------------------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
  BY (USED IN) OPERATING ACTIVITIES
3250         Net loss                                                                   $ (354,874)       $ (275,471)
               Adjustments to reconcile net loss to net cash
                 provided by (used in) operating activities:
6600             Depreciation                                                              266,164           261,543
6610             Amortization                                                               18,984            18,984
                   Change in assets and liabilities:
S1200-490            Decrease in tenant accounts
                       receivable                                                           12,732             1,773
S1200-500            (Increase) decrease in accounts
                       receivable - other                                                    6,870              (786)
S1200-510            Decrease in accrued receivable                                             --               177
S1200-520            Decrease in prepaid expenses                                              792               490
S1200-530            (Increase) decrease in cash restricted
                       for tenant security deposits                                            883              (157)
S1200-540            Increase (decrease) in accounts payable                               (44,816)           26,973
S1200-560            Increase in accrued liabilities                                        15,392                --
S1200-570            Increase in accrued interest payable                                    4,249                --
S1200-580            Increase in tenant security deposits
                       held in trust                                                           182               351
S1200-590            Increase in prepaid revenue                                               767                --
S1200-605            Increase in entity/construction
                       liability accounts
  S1200-606            Administrative fee paid to general
                         partner                                             S1200457       19,772            19,772
---------------------------------------------------------------------------------------------------------------------

S1200-610  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          $  (52,903)       $   53,649
=====================================================================================================================


---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                           Page 10

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


2.    OTHER ASSETS (S3100-X3X) (S3100-240)

      Other assets consist of:

                                                               1998           1997
                                                           ------------------------
      Loan costs, less amortization                          $556,754        $ --
      Low income housing credit fees, less amortization         2,053          --
                                                           ------------------------
                                                             $558,807        $ --
                                                           ========================

3.    MORTGAGE PAYABLE (S3100-050)

      The 9.25% mortgage note payable is insured by HUD and is payable in monthly installments of $40,841 (including principal and interest) through February 2031. The note is secured by a first deed of trust on real estate.

      The scheduled maturities of the mortgage payable at December 31, 1998 are as follows: (S3100-x1x)

                YEAR               ACCOUNT               AMOUNT
           -------------------------------------------------------
            1999                  S3100-060            $   28,282
            2000                  S3100-070                31,013
            2001                  S3100-080                34,007
            2002                  S3100-090                37,289
            2003                  S3100-100                40,575
            Thereafter            S3100-110             4,836,321
           -------------------------------------------------------

                                                       $5,007,487
           =======================================================

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

      S3100-210   COMPANY NAME         Century Pacific Realty Corporation
                                      ------------------------------------
      S3100-220   AMOUNT RECEIVED      $21,379
                                      ---------
      S3100-210   COMPANY NAME         Century Pacific Management Corporation
                                      ----------------------------------------
      S3100-220   AMOUNT RECEIVED      $15,000
                                      ---------
      S3100-210   COMPANY NAME         Shorebank Development Corporation
                                      -----------------------------------
      S3100-220   AMOUNT RECEIVED      $16,936
                                      ---------


------------------------------------------------------------------------------
                                                                       Page 14