Form 10-Q
period 2001-06-30
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2001-08-16
CIK 840258

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended June 30, 2001

                     Commission file number     33-24537

                 CENTURY PACIFIC TAX CREDIT HOUSING FUND II
          (Exact name of registrant as specified in its charter)

          CALIFORNIA                                 95-4178283
(State of other jurisdiction of                      (IRS Employer
incorporation of organization)                       Identification Number)

1925 Century Park East, Suite 1900
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

Yes  [x]          No  [ ]

                 CENTURY PACIFIC TAX CREDIT HOUSING FUND II




                             TABLE OF CONTENTS

                                                                          Page


PART I        FINANCIAL INFORMATION

   Item 1     FINANCIAL STATEMENTS AND
              SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . . 3


PART II       OTHER INFORMATION . . . . . . . . . . . . . . . (Not Applicable)

               ***********************************************
               * FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA *
               ***********************************************



                  CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                               BALANCE SHEET
                                (Unaudited)

                                                     June 30,          March 31,
                                                       2000              2001
                                                    ----------        ----------
ASSETS

Cash                                                    $1,233            $2,562
Advance to General Partners                                871               871
Investments in Limited Part-
  nerships (Note 4)                                          0                 0
                                                    ----------        ----------
                                                        $2,104            $3,433
                                                    ==========        ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts Payable and Accrued Expenses                   $4,500            $5,800
Amounts Payable to Related Parties
  (Note 3)                                           1,864,351         1,854,951
Advance from Affiliates                                 40,594            40,594
                                                    ----------        ----------
                                                     1,909,445         1,901,345
                                                    ----------        ----------

Commitments and Contingencies

Partners' Equity, per accompanying
  statement
    General Partners                                   (68,127)          (68,033)
    Limited Partners                                (1,839,214)       (1,829,879)
                                                    ----------        ----------
                                                    (1,907,341)       (1,897,912)
                                                    ----------        ----------

                                                        $2,104            $3,433
                                                    ==========        ==========


The accompanying notes are an integral part of this statement.


                  CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                            STATEMENT OF INCOME
                                (Unaudited)

                                                          Three Months Ended

                                                               June 30,
                                                       2001              2000
                                                     -------           -------
REVENUES:

  Other income                                            $0              $100
                                                     -------           -------
                                                           0               100
                                                     -------           -------
EXPENSES:

  General & Adm. (Note 3)                              9,429             9,575
  Equity in Net Losses of
    Operating Partnership
    (Note 4)                                               0            79,828
                                                     -------           -------
                                                       9,429            89,403
                                                     -------           -------
Net Loss                                              $9,429           $89,303
                                                     =======           =======


The accompanying notes are an integral part of this statement.


                  CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                       STATEMENT OF PARTNERS' EQUITY
                               June 30, 2001
                                (Unaudited)


                                  General         Limited
                                 Partners         Partners           Total
                                 --------       -----------       -----------
Balance at March 31, 2001        ($68,033)      ($1,829,879)      ($1,897,912)

Net Income (Loss)                     (94)           (9,335)           (9,429)
                                 --------       -----------       -----------
Equity (Deficit) at

     June 30, 2001               ($68,127)      ($1,839,214)      ($1,907,341)
                                 ========       ===========       ===========

Percentage Interest
     June 30, 2001                      1%               99%              100%
                                 ========       ===========       ===========


The accompanying notes are an integral part of this statement.


                  CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                          STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                         Three Months Ended

                                                              June 30,
                                                       2001              2000
                                                     -------           -------
Cash Flow from Financing
  Activities:
Increase (Decrease) in Amounts
  Payable to Related Parties                           $9,400           $11,081
                                                     --------          --------
  Net Cash Provided By Financing
  Activities                                           $9,400           $11,081
                                                     ========          ========
Cash Flow from Operating
  Activities:

Transfer Fee Income Received                               $0              $100
General & Admin. Expenses                              (9,429)           (9,575)
Increase(Decrease) in Accts Pay                        (1,300)           (1,521)
                                                     --------          --------
  Net Cash Used in Operating
    Activities                                       $(10,729)         $(10,996)
                                                     ========          ========

Net Increase (Decrease) in Cash
  and Cash Equivalents                                ($1,329)              $85

Cash and Cash Equivalents at
  Beginning of Period                                   2,562             2,376
                                                     --------          --------
Cash and Cash Equivalents at
  End of Period                                        $1,233            $2,461
                                                     ========          ========


The accompanying notes are an integral part of this statement.

                 CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                      a California limited partnership

                       NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended June 30, 2001


NOTE 1 - DESCRIPTION OF THE PARTNERSHIP AND ITS ORGANIZATION:

Century Pacific Tax Credit Housing Fund II, a California limited partnership (the "Partnership" or "CPTCHF II") was formed on September 2, 1988 for the purpose of raising capital and selling limited partnership interests and then acquiring limited partnership interests in partnerships (the "Operating Partnerships") owning and operating existing residential apartment properties (the "Properties").

The general partners of the Partnership are Century Pacific Capital II Corporation, a California corporation, ("CPII") and Irwin Jay Deutch, an individual (collectively, the "General Partners"). The General Partners and affiliates of the General Partners (the "General Partners and Affiliates") have interest in the Partnership and receive compensation from the Partnership and the Operating Partnerships (Note 3).

The Properties qualify for the "Low-Income Housing Tax Credit" established by Section 42 of the Tax Reform Act of 1986 (the "Low-Income Housing Tax Credit"). These properties are leveraged low-income multifamily residential complexes and some receive one or more forms of assistance from federal, state or local governments, or agencies (the "Government Agencies") while others do not receive any subsidy from Government Agencies although some may have mortgage loans insured by a Government Agency.

In September 1988, the Partnership began raising capital from sales of limited partnership interests, at $1,000 per unit. The limited partnership offering closed as of December 31, 1989, with 5,754 units having been sold.

As of June 30, 2001, the Partnership acquired limited partnership interest of 90% in Washington Courts Limited Partnership and 60% in Laurel-Clayton Limited Partnership, two existing Operating Partnerships which own apartment rental properties.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Tax Credit Housing Fund II (the "Company") as of June 30, 2001 and March 31, 2001 (the March 31, 2001 financial information included herein has been extracted from the Company's audited financial statements on Form 10-K) and for the three months ended June 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The statement of operations for the three months ended June 30,2001 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on Form 10-K for the year ended March 31, 2001.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Method of Accounting for Investments in Operating Partnerships

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

Basis of Accounting

The Partnership maintains its financial records on the tax basis. Memorandum entries, while not recorded in the records of the Partnership, have been made in the financial statements to reflect generally accepted accounting principles.

On August 7, 1991, management of the Partnership changed from a calendar year end to a fiscal year end of March 31 for financial reporting purposes. Accordingly, the Partnership's quarterly periods end June 30, September 30, and December 31. The Operating Partnerships, for financial reporting purposes, have a calendar year. The Partnership, as well as the Operating Partnerships, have a calendar year for income tax purposes.

Syndication Costs

Public offering costs have been recorded as a direct reduction to the capital accounts of the Limited Partners.

Organization, Acquisition and Other Costs

Costs incurred in organizing the Partnership and expenditures made by the Partnership in connection with its acquiring limited partnership interest in Operating Partnerships are deferred and amortized over a period of sixty months on a straight-line basis or capitalized as investments in Operating Partnerships. Other fees and expenses of the Partnership are recognized as expenses in the period the related services are received.

Income Taxes

No provision has been made for income taxes in the accompanying financial statements since such taxes and/or the recapture of the Low-Income Housing Tax Credits benefits received, if any, are the liability of the individual partners. The Partnership uses the accrual method of accounting for tax purposes.

Statement of Cash Flows - Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Partnership considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents.


NOTE 3 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL PARTNERS:

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

The General Partners and their Affiliates receive compensation and reimbursement of expenses from the Partnership, as set forth in the limited partnership agreement, for their services in managing the Partnership and its business. Pursuant to the partnership agreement, the Partnership is required to pay CPII an annual Management Fee for its services in connection with the management affairs of the Partnership. The annual Management Fee is equal to
 .5% of Invested Assets (as defined by the partnership agreement). The General Partners and Affiliates also receive compensation and reimbursement of expenses from the Operating Partnerships. This compensation and reimbursement include services provided to the Partnership during its offering stage, acquisition stage and operational stage.


NOTE 4 - INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating
Partnerships:

                                                   Three Months
                                                   Ended Jun 30,         Year Ended
                                                       2001            March 31, 2000
                                                   -------------       --------------
Cash Contribution to Operating
  Partnerships to fund purchase of
  beneficial interest in Properties                 $4,536,020           $4,536,020

Equity in net losses of Operating
  Partnerships                                      (4,536,020)          (4,536,020)
                                                    ----------           ----------
                                                            $0                   $0
                                                    ==========           ==========


The Properties in which the Operating Partnerships hold beneficial interests are as follows:

       Name of
Operating Partnership        Property Name          Location
-----------------------      -----------------      ------------------------
Washington Courts, L.P.      Washington Courts      Chicago, Illinois
Laurel-Clayton, L.P.         Plumley Village        Worcester, Massachusetts

The following combined statements of operations is prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended June 30, 2001 and June 30, 2000.


                COMBINED STATEMENT OF OPERATIONS OF PROPERTIES
               ACQUIRED BY THE OPERATING PARTNERSHIPS IN WHICH
           CENTURY PACIFIC TAX CREDIT HOUSING FUND II HAS INVESTED
                                (Unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                       2001            2000
                                                    ----------      ----------
REVENUES:

  Rental Income                                     $1,337,337      $1,279,475
  Other                                                 20,475          16,672
                                                    ----------      ----------
                                                     1,357,812       1,296,147
                                                    ----------      ----------
EXPENSES:

  Operating, General
    and Administrative                               1,011,394       1,085,970
  Depreciation                                         263,891         290,875
  Interest                                             115,451         116,070
                                                    ----------      ----------
                                                     1,390,736       1,492,915
                                                    ----------      ----------

Net Income (Loss)                                     ($32,924)      ($196,768)
                                                    ==========      ==========

                     THIRD QUARTER 2000 PROPERTY SUMMARY


PLUMLEY VILLAGE - Worcester, Massachusetts

Plumley Village consists of 430 units situated on approximately 16 acres of land adjacent to Downtown Worcester. There is one 16 story high-rise and three low-rise structures on the site. The property has good freeway access and is convenient to stores, churches and hospitals.

The property is 98% occupied during the quarter. Cash flow was sufficient to cover operating expenses. Property rents were last increased in May 1995, bringing the annual gross potential rental revenue to approximately $4,292,000.


WASHINGTON COURTS - Chicago, Illinois

Washington Courts consists of 103 units on several sites in the Austin neighborhood of Chicago. The property is convenient to banks, schools, churches and commercial areas.

The property averaged a 94% occupancy rate during the quarter. Cash flow was sufficient to cover operating expenses. Property rents were increased 1.0% in May 1996, increasing the annual gross potential rental revenue to approximately $1,059,000.

                                  *   *   *


                                  SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CENTURY PACIFIC TAX CREDIT HOUSING FUND II a California limited partnership

                                By: Century Pacific Capital II Corporation, a California Corporation
                                      General Partner

                                By: /s/ Irwin J. Deutch
                                    -----------------------------
                                     Irwin J. Deutch, President