Form 10-Q
period 2001-09-30
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2001-11-21
CIK 840258

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter ended September 30, 2001

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

                          BALANCE SHEET
                           (Unaudited)

                                            Sept. 30,     March 31,
                                               2001          2001
                                            ---------     ---------
ASSETS

Cash                                             $140        $2,562
Advance to General Partners                       871           871
Investments in Limited Part-
  nerships (Note 4)                                 0             0
                                            ---------     ---------
                                               $1,011        $3,433
                                            =========     =========

LIABILITIES AND PARTNERS' EQUITY

Accounts Payable and Accrued Expenses          $3,488        $5,800
Amounts Payable to Related Parties
  (Note 3)                                  1,873,751     1,854,951
Advance from Affiliates                        40,594        40,594
                                            ---------     ---------
                                            1,917,833     1,901,345
                                            ---------     ---------

Commitments and Contingencies

Partners' Equity, per accompanying
  statement
    General Partners                          (68,222)      (68,033)
    Limited Partners                       (1,848,600)   (1,829,879)
                                            ---------     ---------
                                           (1,916,822)   (1,897,912)
                                            ---------     ---------

                                               $1,011        $3,433
                                            =========     =========

The accompanying notes are an integral part of this statement.

               CENTURY PACIFIC TAX CREDIT HOUSING FUND II



                          STATEMENT OF INCOME

                              (Unaudited)


                                 Three Months Ended     Six Months Ended
                                    September 30,        September 30,
                                   2001       2000      2001       2000
                                  ------    -------    ------    -------
REVENUES:

  Other income                        $0       $200        $0       $300
                                  ------    -------    ------    -------
                                       0        200         0        300
                                  ------    -------    ------    -------
EXPENSES:

  General & Adm. (Note 3)          9,481      9,460    18,910     19,034
  Equity in Net Losses of
    Operating Partnership
    (Note 4)                           0     55,512         0    135,340
                                  ------    -------    ------    -------
                                   9,481     64,972    18,910    154,374
                                  ------    -------    ------    -------
Net Loss                          $9,481    $64,772    18,910    154,074
                                  ======    =======    ======    =======


The accompanying notes are an integral part of this statement.

              CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                    STATEMENT OF PARTNERS' EQUITY
                         September 30, 2001
                            (Unaudited)


                                 General      Limited
                                 Partners     Partners         Total
                                 --------    ----------     ----------
Balance at March 31, 2001       ($68,033)   ($1,829,879)   ($1,897,912)

Net Income (Loss)                   (189)       (18,721)       (18,910)
                                 -------     ----------     ----------
Equity (Deficit) at

     Sept 30, 2001              ($68,222)   ($1,848,600)   ($1,916,822)
                                 =======     ==========     ==========

Percentage Interest
     Sept 30, 2001                     1%            99%           100%
                                 =======     ==========     ==========


The accompanying notes are an integral part of this statement.

              CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                       STATEMENT OF CASH FLOWS
                             (Unaudited)

                                  Three Months Ended     Six Months Ended
                                     September 30,         September 30,
                                    2001      2000        2001       2000
                                  --------   -------    --------   --------
Cash Flow from Financing
  Activities:
Increase (Decrease) in Amounts
  Payable to Related Parties        $9,400    $9,400     $18,800    $20,481
                                  --------   -------    --------   --------
  Net Cash Provided By Financing
  Activities                        $9,400    $9,400     $18,800    $20,481
                                  ========   =======    ========   ========
Cash Flow from Operating
  Activities:

Transfer Fee Income Received            $0      $200          $0       $300
General & Admin. Expenses           (9,481)   (9,460)    (18,910)   (19,035)
Incr(Decr) in Accts Pay             (1,012)        0      (2,312)    (1,521)
                                  --------   -------    --------   --------
  Net Cash Used in Operating
    Activities                    $(10,493)  $(9,260)   $(21,222)  $(20,256)
                                  ========   =======    ========   ========

Net Increase (Decrease) in Cash
  and Cash Equivalents             $(1,093)     $140     $(2,422)      $225

Cash and Cash Equivalents at
  Beginning of Period                1,233     2,461       2,562      2,376
                                  --------   -------    --------   --------
Cash and Cash Equivalents at
  End of Period                       $140    $2,601        $140     $2,601
                                  ========   =======    ========   ========


The accompanying notes are an integral part of this statement.

           CENTURY PACIFIC TAX CREDIT HOUSING FUND II a California limited partnership

                  NOTES TO FINANCIAL STATEMENTS
            For the Quarter Ended September 30, 2001


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

As of September 30, 2001, the Partnership acquired limited partnership interest of 90% in Washington Courts Limited Partnership and 60% in Laurel-Clayton Limited Partnership, two existing Operating Partnerships which own apartment rental properties.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Tax Credit Housing Fund II (the "Company") as of September 30, 2001 and March 31, 2001 (the March 31, 2001 financial information included herein has been extracted from the Company's audited financial statements on Form 10-K) and for the three months ended September 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The statement of operations for the three months ended September 30,2001 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on Form 10-K for the year ended March 31, 2001.


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



NOTE 4 -  INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating Partnerships:

                                          Six Months
                                        Ended Sept. 30,     Year Ended
                                             2001         March 31, 2001
                                        ---------------   --------------
Cash Contribution to Operating
  Partnerships to fund purchase of
  beneficial interest in Properties       $4,536,020        $4,536,020

Equity in net losses of Operating
  Partnerships                            (4,536,020)       (4,536,020)
                                         -----------       -----------
                                                  $0                $0
                                         ===========       ===========

The Properties in which the Operating Partnerships hold beneficial interests are as follows:

     Name of
Operating Partnership       Property Name         Location
---------------------       -----------------     -----------------
Washington Courts, L.P.     Washington Courts     Chicago, Illinois
Laurel-Clayton, L.P.        Plumley Village       Worcester,
                                                  Massachusetts

The following combined statements of operations is prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended September 30, 2001 and September 30, 2000 and for the six months ended September 30, 2001 and September 30,2000.

              COMBINED STATEMENT OF OPERATIONS OF PROPERTIES
             ACQUIRED BY THE OPERATING PARTNERSHIPS IN WHICH
         CENTURY PACIFIC TAX CREDIT HOUSING FUND II HAS INVESTED
                               (Unaudited)

                            Three Months Ended         Six Months Ended
                               September 30,             September 30,
                             2001         2000         2001         2000
                          ----------   ----------   ----------   ----------
REVENUES:

  Rental Income           $1,329,680   $1,327,518   $2,667,017   $2,606,993
  Other                       31,589       12,888       52,064       29,560
                          ----------   ----------   ----------   ----------
                           1,361,269    1,340,406    2,719,081    2,636,553
                          ----------   ----------   ----------   ----------
EXPENSES:

  Operating, General
   and Administrative      1,113,041    1,088,813    2,124,435    2,174,783
  Depreciation               263,891      289,625      527,782      580,500
  Interest                   115,451      116,285      230,902      232,355
                          ----------   ----------   ----------   ----------
                           1,492,383    1,494,723    2,883,119    2,987,638
                          ----------   ----------   ----------   ----------
Net Income (Loss)          ($131,114)   ($154,317)   ($164,038)   ($351,085)
                          ==========   ==========   ==========   ==========

               THIRD QUARTER 2001 PROPERTY SUMMARY


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


                       CENTURY PACIFIC TAX CREDIT HOUSING FUND II a California limited partnership

                   By:   Century Pacific Capital II Corporation,
                         a California Corporation
                         General Partner

                         /s/ Irwin J. Deutch
                   By:   ____________________________
                         Irwin J. Deutch, President