Form 10-Q
period 2001-12-31
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2002-06-28
CIK 840258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2001

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


     PART II       OTHER INFORMATION . . . .(Not Applicable)

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                                  BALANCE SHEET
                                   (Unaudited)




                                        December 31,    March 31,
                                           2001           2001
                                        -----------    -----------
ASSETS
Cash                                    $        94    $     2,562
Advance to General Partners                     871            871
Investments in Limited Part-
  nerships (Note 4)                               0              0
                                        -----------    -----------
                                        $       965    $     3,433
                                        ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts Payable and Accrued Expenses   $     3,488    $     5,800
Amounts Payable to Related Parties
  (Note 3)                                1,883,151      1,854,951
Advance from Affiliates                      40,594         40,594
                                        -----------    -----------
                                          1,927,233      1,901,345
                                        -----------    -----------

Commitments and Contingencies

Partners' Equity, per accompanying
  statement
    General Partners                        (68,316)       (68,033)
    Limited Partners                     (1,857,952)    (1,829,879)
                                        -----------    -----------
                                         (1,926,268)    (1,897,912)
                                        -----------    -----------

                                        $       965    $     3,433
                                        ===========    ===========


         The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                              STATEMENT OF INCOME
                                  (Unaudited)

                            Three Months Ended    Nine Months Ended
                                December 31,          December 31,
                              2001       2000       2001       2000
                            --------   --------   --------   --------
REVENUES:

  Other income              $      0   $      0   $      0   $    300
                            --------   --------   --------   --------
                                   0          0          0        300
                            --------   --------   --------   --------
EXPENSES:

  General & Adm. (Note 3)      9,446      9,419     28,356     28,453
  Equity in Net Losses of
    Operating Partnership
    (Note 4)                       0     51,360          0    186,700
                            --------   --------   --------   --------
                               9,446     60,779     28,356    215,153
                            --------   --------   --------   --------
Net Loss                    $  9,446   $ 60,779     28,356    214,853
                            ========   ========   ========   ========


         The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                          STATEMENT OF PARTNERS' EQUITY
                                December 31, 2001
                                   (Unaudited)


                             General         Limited
                             Partners        Partners          Total
                            -----------     -----------     -----------
Balance at March 31, 2001      ($68,033)    ($1,829,879)    ($1,897,912)

Net Income (Loss)                  (283)        (28,073)        (28,356)
                            -----------     -----------     -----------
Equity (Deficit) at

  December 31, 2001            ($68,316)    ($1,857,952)    ($1,926,268)
                            ===========     ===========     ===========

Percentage Interest
  December 31, 2001                   1%             99%            100%
                            ===========     ===========     ===========


         The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                       December 31,            December 31,
                                     2001        2000        2001        2000
                                   --------    --------    --------    --------
Cash Flow from Financing
  Activities:
Increase (Decrease) in Amounts
  Payable to Related Parties       $  9,400    $  9,400    $ 28,200    $ 29,881
                                   --------    --------    --------    --------
  Net Cash Provided By Financing
  Activities                       $  9,400    $  9,400    $ 28,200    $ 29,881
                                   ========    ========    ========    ========
Cash Flow from Operating
  Activities:

Transfer Fee Income Received       $      0    $      0    $      0    $    300
General & Admin. Expenses            (9,446)     (9,419)    (28,356)    (28,454)
Incr(Decr) in Accts Pay                   0           0      (2,312)     (1,521)
                                   --------    --------    --------    --------
  Net Cash Used in Operating
    Activities                     $ (9,446)   $ (9,419)   $(30,668)   $(29,675)
                                   ========    ========    ========    ========

Net Increase (Decrease) in Cash
  and Cash Equivalents             $    (46)   $    (19)   $ (2,468)   $    206

Cash and Cash Equivalents at
  Beginning of Period                   140       2,601       2,562       2,376
                                   --------    --------    --------    --------
Cash and Cash Equivalents at
  End of Period                    $     94    $  2,582    $     94    $  2,582
                                   ========    ========    ========    ========


         The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                        a California limited partnership

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2001


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

As of December 31, 2001, the Partnership acquired limited partnership interest of 90% in Washington Courts Limited Partnership and 60% in Laurel-Clayton Limited Partnership, two existing Operating Partnerships which own apartment rental properties.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Tax Credit Housing Fund II (the "Company") as of December 31, 2001 and March 31, 2001 (the March 31, 2001 financial information included herein has been extracted from the Company's audited financial statements on Form 10-K) and for the three months ended December 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The statement of operations for the three months ended December 31,2001 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on Form 10-K for the year ended March 31, 2001.

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

NOTE 3 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL PARTNERS:

The General Partners of the Partnership are CPII and Irwin Jay Deutch. Century Pacific Placement Corporation ("CPPC"), an affiliate of the General Partners, served as the broker-dealer- manager for sales of the limited partnership interests in the Partnership. Century Pacific Realty Corporation ("CPRC"), an affiliate of CPII, is a general partner in each of the Operating Partnerships. The General Partners have an aggregate one percent interest in the Partnership. CPRC has a one-half percent interest in each of the Operating Partnerships.

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



NOTE 4 - INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating
Partnerships:



                                         Nine Months
                                     Ended December 31,     Year Ended
                                            2001          March 31, 2001
                                        -----------       --------------
Cash Contribution to Operating
  Partnerships to fund purchase of
  beneficial interest in Properties      $4,536,020         $4,536,020

Equity in net losses of Operating
  Partnerships                           (4,536,020)        (4,536,020)
                                        -----------        -----------
                                                 $0                 $0
                                        ===========        ===========




The Properties in which the Operating Partnerships hold beneficial interests are as follows:

 Name of Operating
    Partnership               Property Name          Location
 -----------------            -------------          --------
Washington Courts, L.P.     Washington Courts    Chicago, Illinois
Laurel-Clayton, L.P.        Plumley Village      Worcester, Massachusetts

The following combined statements of operations is prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended December 31, 2001 and December 31, 2000 and for the nine months ended December 31, 2001 and December 31,2000.

                 COMBINED STATEMENT OF OPERATIONS OF PROPERTIES
                 ACQUIRED BY THE OPERATING PARTNERSHIPS IN WHICH
             CENTURY PACIFIC TAX CREDIT HOUSING FUND II HAS INVESTED
                                   (Unaudited)

                            Three Months Ended            Nine Months Ended
                               December 31,                  December 31,
                           2001           2000           2001           2000
                        -----------    -----------    -----------    -----------
REVENUES:

  Rental Income         $ 1,370,365    $ 1,331,631    $ 4,037,382    $ 3,938,624
  Other                      30,266         12,775         82,330         42,335
                        -----------    -----------    -----------    -----------
                          1,400,631      1,344,406      4,119,712      3,980,959
                        -----------    -----------    -----------    -----------
EXPENSES:

  Operating, General
   and Administrative     1,084,607        996,468      3,209,042      3,171,251
  Depreciation              263,891        289,637        791,673        870,137
  Interest                  115,451        106,344        346,353        338,699
                        -----------    -----------    -----------    -----------
                          1,463,949      1,392,449      4,347,068      4,380,087
                        -----------    -----------    -----------    -----------
Net Income (Loss)          ($63,318)      ($48,043)     ($227,356)     ($399,128)
                        ===========    ===========    ===========    ===========


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


                                      CENTURY PACIFIC TAX CREDIT HOUSING FUND II a California limited partnership

                                  By: Century Pacific Capital II Corporation, a California Corporation
                                        General Partner


                                  By:   Irwin J. Deutch
                                        --------------------------
                                        Irwin J. Deutch, President