Form 10-K
period 2002-03-31
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2002-07-12
CIK 840258

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

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

                                 Yes X       No
                                    ---         ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to part III of this Form 10-K or any amendment to this Form 10-K (X).

                                    |X|

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

                                TABLE OF CONTENTS

PART 1

         ITEM 1   BUSINESS                                                  3

         ITEM 2   PROPERTIES                                                4

         ITEM 3   LEGAL PROCEEDINGS                                         5

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       5


PART II

         ITEM 5   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS         6

         ITEM 6   SELECTED FINANCIAL DATA                                   6

         ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS            7

         ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                        10

         ITEM 8   FINANCIAL STATEMENTS                                     10

         ITEM 9   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                      10


PART III

         ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       11

         ITEM 11  EXECUTIVE COMPENSATION                                   12

         ITEM 12  PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                         13

         ITEM 13  CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                             13


PART IV

         ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  14

                  SIGNATURES                                               15

                                     PART I



ITEM 1.  BUSINESS

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

ITEM 2.  PROPERTIES

As of March 31, 2002, CPTCHF-II had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the Properties acquired by the Operating Partnerships receives benefits under government assistance programs provided by HUD. One of the Properties also receives benefits from the Illinois Housing Development Authority (IHDA). The table below summarizes the Operating Partnerships acquired and the government assistance programs benefiting each Property. Further information concerning these Properties may be found in Supplement No. 2 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.


                                                                                         Capital
                                                                                 Contribution Obligation
                                                                          -------------------------------------
                                        Date of
                            Average   Acquisition    Percent Interest                                Paid
Property Name, Location    Occupancy      of           in Operating           Total at              through
    and Rental Units          2002     Interest        Partnership        March 31, 2002         March 31, 2002
-----------------------    ---------  -----------    ----------------     --------------         --------------
Washington Courts
Chicago, IL
103 Residential
Units                          91%      5/1/89             90%              $ 2,743,413           $ 2,743,413

Plumley Village
Boston, MA
430 Residential Units          99%      8/1/89             60%                1,648,026             1,648,026
                                                                            ---------------------------------

                                                                            $ 4,391,439           $ 4,391,439
                                                                            =================================


                                                        December 31, 2001
                               -----------------------------------------------------------------
Property Name, Location           Mortgage        Residual            Purchase          Other                 Government
   and Rental Units                Notes            Note                Note             Note             Assistance Program
-----------------------        --------------     --------            --------           -----            -------------------
Washington Courts
Chicago, IL                                                                                                     HUD Insured
103 Residential                                                                                           Section 221(d)(4)
Units                          $ 4,914,896      $        --          $        --       $      --                   IHDA HAP
                                                                                                                   Contract
Plumley Village                                                                                                         HUD
Boston, MA                                                                                                      Section 236
430 Residential Units            6,578,607        5,242,976            8,330,089         405,895                  Section 8
                               -----------------------------------------------------------------

                               $11,493,503      $ 5,242,976          $ 8,330,089       $ 405,895
                               =================================================================

ITEM 3.  LEGAL PROCEEDINGS

As of June 17, 2002, there were no pending legal proceedings against CPTCHF-II or any Operating Partnership in which it has invested.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of March 31, 2002, there were no submissions of matters to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS

There is at present no public market for the units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interests" on pages 24 and 52 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of June 17, 2002 was approximately 519, holding 5,754 units.

As of June 17, 2002, there were no cash distributions.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below, insofar as they relate to each of the three years ended March 31, 2002, and as of March 31, 2002 and 2001, are derived from, and are qualified by reference to, our audited financial statements included herein and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected financial data as of March 31, 2000, 1999 and 1998 and for the years ended March 31, 1999 and 1998 are derived from audited financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.

                                                             YEAR ENDED MARCH 31,
                               --------------------------------------------------------------------------------
OPERATIONS                               2002            2001             2000            1999             1998
                               --------------------------------------------------------------------------------
Revenues                        $          --   $         500    $         500    $      1,600    $         200

Operating Expenses                   (209,084)       (189,874)        (192,624)       (191,110)        (182,183)

Equity in Net Losses of
Operating Partnerships                     --        (430,306)        (251,269)       (318,696)        (247,924)
---------------------------------------------------------------------------------------------------------------

Net Loss                        $    (209,084)   $   (619,680)   $    (443,393)   $   (508,206)   $    (429,907)
===============================================================================================================

Net Loss per Unit of
Limited Partnership
Interest                        $         (36)   $       (108)   $         (77)   $        (88)   $         (75)
===============================================================================================================


                                                                  March 31,
                               --------------------------------------------------------------------------------
FINANCIAL POSITION                       2002            2001             2000            1999             1998
                               --------------------------------------------------------------------------------
Total Assets                    $         918     $     3,433       $  433,553      $  684,322      $ 1,001,485
===============================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership offered limited partnership interests to the public during calendar year 1989, pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership raised $5,754,000 in equity capital and, thereafter, invested in Operating Partnerships, which own multifamily Properties located in Illinois and Massachusetts representing approximately $25,000,000 of Property value. These properties under Section 42 of the Internal Revenue Code earn low-income housing tax credits which are passed through to the individual partners of the Partnership. Low-Income housing tax credits earned by the Partnership for calendar years 2001, 2000 and 1999 were $23,744, $23,744 and $384,429, respectively.

As of March 31, 2002, the Partnership portfolio consists of two Properties totaling 533 units. For a summary of the combined financial status of the Operating Partnerships and the Properties, see the financial information contained under ITEM 14.

The government restricts rental rate increases. A substantial amount of the revenue generated by these properties comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all low-income housing properties, limit the pool of potential buyers for these real estate assets. As a limited partner of the Operating Partnerships, the Partnership does not control property disposition decisions, and management is not aware of any plans or intentions of the general partners of these partnerships to sell any of the investment properties in the near future.

The Partnership is currently experiencing a liquidity problem. Under the Partnership Agreement, the Partnership is entitled to receive distributions of surplus cash from the Operating Partnerships which is to provide the funds necessary for the Partnership to meet its administrative expenses and pay the Partnerships management fee. At the present time, the Operating Partnerships have not generated sufficient cash distributions to fund the Partnership's expenses. As a result of the foregoing, the Partnership has been dependent upon its affiliates and the General Partners for continued financial support to meet its expenses. Though there can be no assurance, management believes that affiliates and/or the General Partners, though not required to do so, will continue to fund operations of the Partnership and defer receipt of payment of allocated overhead administrative expenses and partnership management fees. Allocated administrative expenses paid or accrued to affiliates and the General Partners represent reimbursement of the actual cost of goods and materials used for or by the Partnership, salaries, related payroll costs and other administrative items incurred or allocated, and direct expenses incurred in rendering legal, accounting/bookkeeping, computer, printing and public relations services. Items excluded from the overhead allocation include overhead expenses of the General Partners, including rent and salaries of employees not specifically performing the services described above. Unpaid allocated administrative expenses and partnership management fees, an annual amount up to ..5% of invested assets, will accrue for payment in future operating years.

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

Contractual Obligations

The Operating Partnerships' contractual cash obligations and other commercial commitments at March 31, 2002 are summarized in the following table:


                                                 Less Than
                                    Total           1 Year       1-3 Years          4-5 Years         After 5 Years
                         ------------------------------------------------- ----------------------------------------
Mortgage payable             $ 11,493,503        $ 428,413       $ 974,734        $ 1,156,177           $ 8,934,179
===================================================================================================================

Tax Reform Act of 1986, Ominbus Budget Reconciliation Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Ominbus Budget Reconciliation Act of 1989 and Ominbus Budget Reconciliation Act of 1990 and all subsequent tax acts.

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

Results of Operations

The fiscal year of the Partnership ends on March 31 of each year, however, the fiscal year of each Operating Partnership ends on December 31. Therefore, the earnings and losses of the Operating Partnerships reflected on the equity method in the Partnership's financial statements for its current fiscal year are for the calendar year ended December 31, 2001.

2002 Compared to 2001

For the fiscal year ended March 31, 2002, the Partnership recorded a net loss of approximately $209,000, as compared to a net loss of approximately $620,000 for the prior fiscal year. The decrease in net loss is the result of the decrease in the Partnership's equity in net losses of the Operating Partnerships of approximately $430,000, offset by a small increase in the expenses of approximately $19,000 for the current fiscal year.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. One of the two investments has had an equity method basis of zero since March 31, 1993. The other Partnership's recorded share of an equity method basis was reduced to zero in 2001.

In the aggregate, combined rental revenue of the Operating Partnerships increased during the current calendar year. The average occupancy level for Laurel-Clayton remained constant at 99% in calendar year 2001, but Washington Court increased to 91% occupancy level in the current year. The combined total expenses of the two operating properties increased by approximately $270,000 in the current year primarily due to an increase in utilities, other operating expenses, interest, and depreciation expense.

2001 Compared to 2000

For the fiscal year ended March 31, 2001, the Partnership recorded a net loss of approximately $620,000, as compared to a net loss of approximately $443,000 for the prior fiscal year. The increase in net loss is the result of the increase in the Partnership's equity in net losses of the Operating Partnerships of approximately $179,000, offset by a small decrease in the expenses of approximately $3,000 in 2001.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. One of the two investments has had an equity method basis of zero since March 31, 1993. The Partnership's recorded share of the Operating Partnerships' losses in 2001 consists of losses of approximately $430,000 from the Washington Courts Limited Partnership. The losses from Washington Courts Limited Partnership have reduced the Partnership's investment in the operating partnership to zero. In 2000, losses of approximately $251,000 from the operations of Washington Courts was recorded. The carrying value of the Partnership's investment in Laurel-Clayton was reduced to zero during fiscal 1993.

In the aggregate, combined rental revenue of the Operating Partnerships decreased during 2001. The average occupancy level for Laurel-Clayton remained constant at 99% in calendar year 2000, but Washington Court decreased to 85% occupancy level in 2001. The combined total expenses of the two operating properties increased by approximately $60,000 in 2001 primarily due to an increase in utilities, other operating expenses, and interest, partially offset by lower depreciation expense.

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

Not applicable.


ITEM 8.   FINANCIAL STATEMENTS

The financial statements together with the report of the independent auditors thereon are set forth on the pages indicated in ITEM 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Following is biographical information on Mr. Deutch and the Executive Officers of CPII:

IRWIN JAY DEUTCH

Irwin Jay Deutch, age 61, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation (CPRC), a General Partner of the Operating Partnerships that own the Properties in which CPTCHF-II has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multifamily properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing. In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

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

KEY OFFICERS OF CPII AND AFFILIATES

ESSIE SAFAIE, age 52, is Chief Financial Officer and Chief Operating Officer of CPRC. Prior to joining CPRC in 1988, from 1985-88, he was Vice President and Chief Financial Officer of Sunrise Investments, Inc., a real estate syndication firm with $450 million of real estate under management. During this period, Mr. Safaie was also President of an affiliated property management firm, S&L Property Management, Inc., with over 12,000 residential units and 800,000 square feet of commercial office space under direct management. From 1982 to 1985, Mr. Safaie was assistant controller of Standard Management Company, builders and managers of luxury hotels, commercial offices and residential units. From 1980-1982, he served as financial officer of Diamond "M" Drilling Company. Mr. Safaie received a BA degree in Business Administration from California State University with a major in accounting.

CHARLES L. SCHWENNESEN is Executive Vice President for CPEC and is responsible for real estate acquisition and real estate financing activities. Prior to joining CPEC in 1987 he analyzed investment opportunities and was Vice President of a municipal bond underwriter. From 1977 to 1984 Mr. Schwennesen was a manager with the accounting firm of PriceWaterhouse. Mr. Schwennesen is a Certified Public Accountant, holds a Juris Doctor degree, Class Rank - Top 20%, from Loyola Marymount University School of Law (May, 1999), a Masters Degree in Business Administration from the UCLA Graduate School of Management (June,
1976), and a B.A. degree, with honors, in mathematics from UCLA (June, 1974), and is a registered NASD Principal. Mr. Schwennesen is a candidate for admission to the State Bar of California.

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

During the fiscal years ended March 31, 2002, 2001 and 2000, CPII, a General Partner of the Partnership, earned $159,321, $150,049 and $146,244, respectively, of partnership management fees. During the fiscal years ended March 31, 2002, 2001 and 2000, the Partnership accrued $37,600, $37,600 and $37,600, respectively, for the reimbursement of overhead allocation from Century Pacific Equity Corporation (CPEC). During fiscal year 2002, the General Partners received no payments from the Operating Partnerships.

ITEM 12. PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

            Independent Auditors' Report                                                F-1
            Balance Sheet as of March 31, 2002 and 2001                                 F-2
            Statement of Partners' Equity (Deficit) for the Years Ended March 31,
                     2002, 2001 and 2000                                                F-3
            Statement of Operations for the Years Ended March 31,
                     2002, 2001 and 2000                                                F-4
            Statement of Cash Flows for the Years Ended March 31,
                     2002, 2001 and 2000                                                F-5
            Notes to Financial Statements                                               F-6

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

     (3)    Exhibits

            Not applicable

(b)         Reports on Form 8-K

            Not applicable

(c)         Exhibits

            Not applicable

(d)         Financial Statement Schedule

            Financial Statements of Washington Courts Limited Partnership for the Years Ended December 31, 2000 and 1999

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CENTURY PACIFIC TAX CREDIT HOUSING
                               FUND


Date: July 12, 2002            /s/ Irwin Jay Deutch
---------------------------    -------------------------------------------------
                               By: Irwin Jay Deutch, as Managing General Partner


                               and


                               Century Pacific Capital II Corporation, as
                               Corporate General Partner and as attorney-in-fact for all Investor Limited Partners




Date: July 12, 2002            /s/ Irwin Jay Deutch
---------------------------    -------------------------------------------------
                               By: Irwin Jay Deutch, President

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

Partners
Century Pacific Tax Credit Housing Fund - II


We have audited the accompanying balance sheet of Century Pacific Tax Credit Housing Fund - II as of March 31, 2002 and, 2001, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Tax Credit Housing Fund - II as of March 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
June 17, 2002

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------
                                  BALANCE SHEET



                                                     ASSETS

                                                                                                 MARCH 31,
                                                                                 ---------------------------------------
                                                                                            2002              2001
                                                                                 ---------------------------------------

Cash                                                                                 $             47     $        2,562
Advance to a general partner (Note 3)                                                             871                871
Investments in operating partnerships (Note 4)                                                     --                 --
------------------------------------------------------------------------------------------------------------------------

         TOTAL ASSETS                                                                $            918     $        3,433
========================================================================================================================




                                       LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES
   Accounts payable and accrued expenses                                             $          4,171     $        5,800
   Due to affiliates (Note 3)                                                               2,063,149          1,854,951
   Loan payable - affiliate (Note 3)                                                           40,594             40,594
------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                  2,107,914          1,901,345
------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)                                                             --                 --
------------------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT)
   General partners                                                                           (70,124)           (68,033)
   Limited partners, $1,000 stated value per unit,
      25,000 units authorized, 5,754 units issued
      and outstanding                                                                      (2,036,872)        (1,829,879)
------------------------------------------------------------------------------------------------------------------------
         TOTAL PARTNERS' EQUITY (DEFICIT)                                                  (2,106,996)        (1,897,912)
------------------------------------------------------------------------------------------------------------------------

                                                                                     $            918     $        3,433
========================================================================================================================

--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000





                                                                        GENERAL             LIMITED
                                                                       PARTNERS            PARTNERS             TOTAL
                                                                   ------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - APRIL 1, 1999                             $ (57,402)       $   (777,437)        $   (834,839)

NET LOSS                                                                  (4,434)           (438,959)            (443,393)
-------------------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2000                              (61,836)         (1,216,396)          (1,278,232)

NET LOSS                                                                  (6,197)           (613,483)            (619,680)
-------------------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2001                              (68,033)         (1,829,879)          (1,897,912)

NET LOSS                                                                  (2,091)           (206,993)            (209,084)
-------------------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2002                            $ (70,124)       $ (2,036,872)        $ (2,106,996)
=========================================================================================================================

PERCENTAGE INTEREST - MARCH 31, 2002                                          1%                 99%                 100%
=========================================================================================================================

--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------
                             STATEMENT OF OPERATIONS






                                                                                   FOR THE YEARS ENDED MARCH 31,
                                                                   ------------------------------------------------------
                                                                                2002            2001              2000
                                                                   ------------------------------------------------------
REVENUES
   Transfer fees                                                           $        --      $       500       $       500
-------------------------------------------------------------------------------------------------------------------------

EXPENSES
   Partnership management fee - affiliate (Note 3)                             159,321          150,049           146,244
   Allocated overhead expenses - affiliate (Note 3)                             37,600           37,600            37,600
   Other general and administrative expenses                                    12,163            2,225             8,780
-------------------------------------------------------------------------------------------------------------------------
          TOTAL EXPENSES                                                       209,084          189,874           192,624
-------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE EQUITY IN NET LOSSES OF
   OPERATING PARTNERSHIPS                                                     (209,084)        (189,374)         (192,624)

EQUITY IN NET LOSSES OF OPERATING
   PARTNERSHIPS (NOTE 4)                                                            --         (430,306)         (251,269)
-------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                   $  (209,084)     $  (619,680)      $  (443,893)
=========================================================================================================================

ALLOCATION OF NET LOSS
   General partners                                                        $    (2,091)     $    (6,197)      $    (4,434)
   Limited partners                                                           (206,993)        (613,483)         (438,959)
-------------------------------------------------------------------------------------------------------------------------

                                                                           $  (209,084)     $  (619,680)      $  (443,393)
=========================================================================================================================

NET LOSS PER UNIT OF LIMITED PARTNERSHIP
   INTEREST                                                                $       (36)     $      (108)      $       (77)
=========================================================================================================================

AVERAGE NUMBER OF OUTSTANDING UNITS                                              5,754            5,754             5,754
=========================================================================================================================

--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------
                             STATEMENT OF CASH FLOWS








                                                                                  FOR THE YEARS ENDED MARCH 31,
                                                                      ---------------------------------------------------
                                                                                2002            2001              2000
                                                                      ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $ (209,084)      $ (619,680)       $ (443,393)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Equity in net losses of operating partnerships                             --          430,306           251,269
         Change in assets and liabilities:
            Decrease in accounts payable
               and accrued expenses                                             (1,629)            (880)           (1,620)
            Increase in due to affiliates                                      208,198          190,440           194,244
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (2,515)             186               500
-------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                 (2,515)             186               500

CASH - BEGINNING OF YEAR                                                         2,562            2,376             1,876
-------------------------------------------------------------------------------------------------------------------------

CASH - END OF YEAR                                                          $       47       $    2,562        $    2,376
=========================================================================================================================

--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2002, 2001 AND 2000





1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF ACCOUNTING

         The Partnership maintains its financial records on the tax basis. Memorandum entries, while not recorded in the records of the Partnership, have been made in order to prepare the financial statements in accordance with accounting principles generally accepted in the United States of America.

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

         ESTIMATES AND ASSUMPTIONS

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

--------------------------------------------------------------------------------
See the accompanying report letter.   F-6

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


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

         As of March 31, 2002, the Partnership has acquired limited partnership interests of 90% in Washington Courts Limited Partnership and 60% in Laurel-Clayton Limited Partnership, two existing Operating Partnerships which own apartment rental properties.



--------------------------------------------------------------------------------
See the accompanying report letter.   F-7

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)



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



--------------------------------------------------------------------------------
See the accompanying report letter.   F-8

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)



         The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 2002, 2001 and 2000 as follows:


                                                                 2002           2001            2000
                                                            -------------------------------------------
Fees and reimbursement from the Partnership:
   Partnership management fee (CPII)                           $ 159,321      $ 150,049       $ 146,244
   Reimbursement for overhead allocated from
      Century Pacific Equity Corporation
      (CPEC)                                                      37,600         37,600          37,600
-------------------------------------------------------------------------------------------------------

                                                               $ 196,921      $ 187,649       $ 183,844
=======================================================================================================

         At March 31, 2002 and 2001, non-interest bearing amounts due to affiliates consist of fees and certain general and administrative costs payable by the Partnership to the general partners and affiliates totaling $1,533,690 and $1,374,369, respectively.

         At March 31, 2002 and 2001, CPII owed the Partnership for an unsecured, noninterest bearing advance of $871.

         At March 31, 2002 and 2001, CPRC was owed $40,594 for a noninterest bearing, demand, cash advance to the Partnership.

         As of March 31, 2002 and 2001, CPII was owed $529,399 and $480,523, respectively for a noninterest bearing, demand cash advance made during the current fiscal year to the Partnership.

         The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash. At March 31, 2002 and 2001, the Partnership had no outstanding advances due to the general partners.


4.       INVESTMENTS IN OPERATING PARTNERSHIPS

         At March 31, 2002 and 2001, the Partnership owned limited partnership interests in two Operating Partnerships, each of which has invested in a Property.

--------------------------------------------------------------------------------
See the accompanying report letter.   F-9

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         Investments in Operating Partnerships consist of the following:


                                                                   2002               2001
                                                        ---------------------------------------
Cash contributions to Operating Partnerships
   to fund purchase of properties and
   acquisition and organization costs                           $  4,536,020        $ 4,536,020

Equity in net losses of Operating Partnerships                    (4,536,020)        (4,536,020)
-----------------------------------------------------------------------------------------------

                                                                $         --        $        --
===============================================================================================

         The names and locations of the Properties in which the Operating Partnerships hold beneficial interests are as follows:

                          NAME OF                                         NAME AND
                   OPERATING PARTNERSHIP                            LOCATION OF PROPERTY
------------------------------------------------------------------------------------------------
           Washington Courts Limited Partnership                     Washington Courts
                                                                     Chicago, Illinois

             Laurel-Clayton Limited Partnership                       Plumley Village
                                                                   Boston, Massachusetts

         A summarized combined balance sheet as of December 31, 2002 and 2001 and statements of operations of the aforementioned Operating Partnerships for the years then ended follows:


                             COMBINED BALANCE SHEET
                                     ASSETS

                                                                   2001               2000
                                                        ---------------------------------------
Cash                                                            $    284,662       $    735,368
Reserve for replacements                                             835,714          1,819,911
Land and buildings                                                18,502,814         17,708,695
Other assets                                                       1,254,709            968,975
-----------------------------------------------------------------------------------------------

                                                                $ 20,877,899       $ 21,232,949
===============================================================================================

--------------------------------------------------------------------------------
See the accompanying report letter.   F-10

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)



                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

                                                                   2001               2000
                                                        ---------------------------------------
Notes payable                                                   $ 25,641,152       $ 25,165,297
Other liabilities                                                  1,333,356          1,428,659
-----------------------------------------------------------------------------------------------
                                                                  26,974,508         26,593,956
Partners' equity (deficit)                                        (6,096,609)        (5,361,007)
-----------------------------------------------------------------------------------------------

                                                                $ 20,877,899       $ 21,232,949
===============================================================================================


                        COMBINED STATEMENT OF OPERATIONS

                                                                    2001               2000
                                                        ---------------------------------------
REVENUES
   Rental income                                                $  5,318,227       $  5,152,488
   Other income                                                      313,273            232,088
-----------------------------------------------------------------------------------------------
         TOTAL REVENUES                                            5,631,500          5,384,576
-----------------------------------------------------------------------------------------------

EXPENSES
   Utilities                                                         906,917            792,452
   Repairs and maintenance                                         1,181,914          1,149,341
   Management fees                                                   309,239            292,926
   Other operating expenses                                        1,566,096          1,528,381
   Interest                                                        1,324,658          1,274,094
   Depreciation and amortization                                   1,078,278          1,056,692
-----------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                            6,367,102          6,093,886
-----------------------------------------------------------------------------------------------

NET LOSS                                                        $   (735,602)      $   (709,310)
===============================================================================================

ALLOCATION OF LOSS
   General partners and other limited partners                  $   (129,299)      $   (115,467)
   CPTCHF-II                                                        (606,303)          (593,843)
-----------------------------------------------------------------------------------------------

                                                                $   (735,602)      $   (709,310)
===============================================================================================


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

--------------------------------------------------------------------------------
See the accompanying report letter.   F-11

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)



         In addition, the Agreements require the Properties to make cash deposits on a monthly basis into a reserve fund for replacements. The respective mortgagees are the designated custodians of the reserve funds and withdrawals can only be made with HUD approval.


6.       GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. However, the Partnership's Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, the Partnership has incurred allocated losses from both of its Operating Partnerships to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

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


--------------------------------------------------------------------------------
See the accompanying report letter.   F-12

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)



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




--------------------------------------------------------------------------------
See the accompanying report letter.   F-13

                                                                    Schedule III
                                                                     Page 1 Of 1

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
        PARTNERSHIPS IN WHICH CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2001





                                                                       COST CAPITALIZED
                                                INITIAL COST TO           SUBSEQUENT              GROSS AMOUNT AT WHICH
                                             OPERATING PARTNERSHIP      TO ACQUISITION           CARRIED AT CLOSE OF YEAR
                                            ----------------------- ---------------------- ------------------------------------
                             ENCUMBRANCES             BUILDINGS AND          BUILDINGS AND            BUILDINGS AND
DESCRIPTION                       (2)          LAND   IMPROVEMENTS    LAND   IMPROVEMENTS     LAND     IMPROVEMENTS    TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Washington Courts Apartments
   Chicago, Illinois
   103 Residential Units    $ 4,914,896    $   75,300   $ 1,720,666  $  --   $ 5,479,295   $   75,300  $ 7,199,961  $ 7,275,261


Plumley Village Apartments
   Boston, Massachusetts
   430 Residential Units     20,557,567     1,100,000    17,383,785     --     6,105,197    1,100,000   23,488,982   24,588,982
-------------------------------------------------------------------------------------------------------------------------------

                            $25,472,463    $1,175,300   $19,104,451  $  --   $11,584,492   $1,175,300  $30,688,943  $31,864,243
===============================================================================================================================


                                                                     LIFE UPON
                                                                       WHICH
                              ACCUMULATED                           DEPRECIATION
                              DEPRECIATION                            IN LATEST
                              ------------                             INCOME
                              BUILDINGS AND    DATE OF      DATE      STATEMENT
DESCRIPTION                   IMPROVEMENTS   CONSTRUCTION  ACQUIRED  IS COMPUTED
---------------------------------------------------------------------------------
Washington Courts Apartments
   Chicago, Illinois
   103 Residential Units      $  3,164,930       1991        1/89     27.5 years


Plumley Village Apartments
   Boston, Massachusetts
   430 Residential Units        10,196,499       1973        9/89     27.5 years
---------------------------------------------------------------------------------

                              $ 13,361,429
=================================================================================




                              See notes to schedule
                                      F-14

--------------------------------------------------------------------------------

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------


               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                 DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
                   CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2001


NOTE 1 - DESCRIPTION OF PROPERTIES

   The Properties held by the Operating Partnerships in which CPTCHF-II has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.

NOTE 2 - SCHEDULE OF ENCUMBRANCES


OPERATING PARTNERSHIP                           MORTGAGE        RESIDUAL        PURCHASE          OTHER
NAME AND PROPERTY NAME                             NOTES            NOTE            NOTE          NOTES             TOTAL
-------------------------------------------------------- --------------- ------------------------------------------------

Washington Courts L/P
Washington Courts                           $  4,914,896     $        --     $        --      $      --      $  4,914,896

Laurel-Clayton L/P
Plumley Village                                6,578,607       5,242,976       8,330,089        405,895        20,557,567
-------------------------------------------------------------------------------------------------------------------------

                                            $ 11,493,503     $ 5,242,976     $ 8,330,089      $ 405,895      $ 25,472,463
=========================================================================================================================


NOTE 3 - RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                              ACCUMULATED
                                                                COST         DEPRECIATION
                                                        ---------------------------------

Balance at December 31, 1998                            $ 28,887,899         $ 10,117,613
   Additions during year:
      Depreciation                                                --            1,145,790
      Improvements                                           360,846                   --

Balance at December 31, 1999                              29,248,745           11,263,403
   Additions during year:
      Depreciation                                                --            1,037,709
      Improvements                                           761,062                   --

Balance at December 31, 2000                              30,009,807           12,301,112
   Additions during year:
      Depreciation                                                --            1,060,317
      Improvements                                         1,854,436                   --
-----------------------------------------------------------------------------------------

                                                        $ 31,864,243         $ 13,361,429
=========================================================================================

                                      F-15

--------------------------------------------------------------------------------

                                                                     Schedule IV
                                                                     Page 1 of 1
                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------

                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                       PARTNERSHIPS IN WHICH CPTCHF-II HAS
                          LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2001







                                                                                     MONTHLY
                                                                 FINAL           PAYMENTS TO      ORIGINAL       CARRYING
                                                              MATURITY      MATURITY (NET OF   FACE AMOUNT      AMOUNT OF
DESCRIPTION (1)                         INTEREST RATE             DATE           HUD SUBSIDY)  OF MORTGAGE    MORTGAGE (2)
--------------------------------------------------------------------------------------------------------------------------
First mortgages assumed by
   Operating Partnerships:

Washington Courts Limited
   Partnership
      Washington Courts                         9.25%             2031              $ 40,841  $  5,165,400   $  4,914,896

Laurel-Clayton Limited
   Partnership
      Plumley Village                            8.5%             2012                24,364    10,635,000      6,578,607
                                                                             --------------------------------------------

Total                                                                               $ 65,205  $ 15,800,400   $ 11,493,503
                                                                             ============================================












                              See notes to schedule
                                      F-16

--------------------------------------------------------------------------------

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
--------------------------------------------------------------------------------

                  NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL
                    ESTATE OF OPERATING PARTNERSHIPS IN WHICH
                   CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2001

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

NOTE 2 - RECONCILIATION OF MORTGAGES


                                                                   FOR THE YEAR
                                                              ENDED DECEMBER 31, 2001
                                                     ------------------------------------
                                                               MORTGAGE          RESIDUAL
                                                                  LOANS             NOTES
                                                     ------------------------------------

Balance at December 31, 1998                               $ 12,579,712       $ 4,666,890
   Additions during year:
      Accrued interest                                               --           224,000
   Deductions during year:
      Payments                                                  331,649                --
-----------------------------------------------------------------------------------------

Balance at December 31, 1999                                 12,248,063         4,890,890
   Additions during year:
      Accrued interest                                               --           224,000
   Deductions during year:
      Payments                                                  361,192                --
-----------------------------------------------------------------------------------------

Balance at December 31, 2000                                 11,886,871         5,114,890
   Additions during year:
      Accrued interest                                               --           128,086
   Deductions during year:
      Payments                                                  393,368
-----------------------------------------------------------------------------------------

                                                           $ 11,493,503       $ 5,242,976
=========================================================================================

--------------------------------------------------------------------------------

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





March 2, 2001


------------------------------------------------------------------------------
                                                                        Page 1

                      WASHINGTON COURTS LIMITED PARTNERSHIP
                                    071-35593
--------------------------------------------------------------------------------
                                  BALANCE SHEET
                                   PAGE 1 OF 2



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
===========================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 2

                      WASHINGTON COURTS LIMITED PARTNERSHIP
                                    071-35593
--------------------------------------------------------------------------------
                                  BALANCE SHEET
                                   PAGE 2 OF 2



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
===========================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 3

                      WASHINGTON COURTS LIMITED PARTNERSHIP
                                    071-35593
--------------------------------------------------------------------------------
                          STATEMENT OF PROFIT AND LOSS
                      FOR THE YEAR ENDED DECEMBER 31, 2000


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
                   --------------------------------------------------------------------------------------------------
                     TOTAL UTILITIES EXPENSE                                    6400T                     $  116,175
                   --------------------------------------------------------------------------------------------------
                                   TOTAL EXPENSES (CARRY FORWARD TO PAGE 2)     6400T                     $  431,742
---------------------------------------------------------------------------------------------------------------------

                                   Page 1 of 2

--------------------------------------------------------------------------------
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
---------------------------------------------------------------------------------------------------------------------

                                   Page 2 of 2


 -------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 5

                      WASHINGTON COURTS LIMITED PARTNERSHIP
                                    071-35593
--------------------------------------------------------------------------------
                          STATEMENT OF PROFIT AND LOSS
                      FOR THE YEAR ENDED DECEMBER 31, 1999


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
---------------------------------------------------------------------------------------------------------------------

                                   Page 1 of 2


--------------------------------------------------------------------------------
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

                                   Page 2 of 2

--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 7

                      WASHINGTON COURTS LIMITED PARTNERSHIP
                                    071-35593
--------------------------------------------------------------------------------
                            SCHEDULE OF SUB-ACCOUNTS






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
===============================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 8a

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
==============================================================================


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 9

                      WASHINGTON COURTS LIMITED PARTNERSHIP
                                    071-35593
--------------------------------------------------------------------------------
                             STATEMENT OF CASH FLOWS
                                   PAGE 1 OF 2


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


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 10

                      WASHINGTON COURTS LIMITED PARTNERSHIP
                                    071-35593
--------------------------------------------------------------------------------
                             STATEMENT OF CASH FLOWS
                                   PAGE 2 OF 2



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
================================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 11

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