Form 10-Q
period 2002-06-30
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2002-08-19
CIK 840258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2002

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


PART II       OTHER INFORMATION

   Item 1     EXHIBITS

   a.         WRITTEN STATEMENT OF CHIEF EXECUTIVE OFFICER (Exhibit 99.1)
   b.         WRITTEN STATEMENT OF CHIEF FINANCIAL OFFICER (Exhibit 99.2)


                 ***********************************************
                 * FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA *
                 ***********************************************



                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                                  BALANCE SHEET
                                   (Unaudited)

                                          June 30,      March 31,
                                            2002          2002
                                        -----------    -----------
ASSETS

Cash                                             $0            $47
Advance to General Partners                     871            871
Investments in Limited
  Partnerships (Note 4)                           0              0
                                        -----------    -----------
                                               $871           $918
                                        ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts Payable and Accrued Expenses        $2,500         $4,171
Amounts Payable to Related Parties
  (Note 3)                                2,074,219      2,063,149
Advance from Affiliates                      40,594         40,594
                                        -----------    -----------
                                          2,117,313      2,107,914
                                        -----------    -----------

Commitments and Contingencies

Partners' Equity, per accompanying
  statement
    General Partners                        (70,218)       (70,124)
    Limited Partners                     (2,046,224)    (2,036,872)
                                        -----------    -----------
                                         (2,116,442)    (2,106,996)
                                        -----------    -----------

                                               $871           $918
                                        ===========    ===========

The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II




                               STATEMENT OF INCOME


                                   (Unaudited)

                           Three Months Ended

                                June 30,
                             2002     2001
                            ------   ------
REVENUES:

  Other income                  $0       $0
                            ------   ------
                                 0        0
                            ------   ------
EXPENSES:

  General & Adm. (Note 3)    9,446    9,429
  Equity in Net Losses of
    Operating Partnership
    (Note 4)                     0        0
                            ------   ------
                             9,446    9,429
                            ------   ------
Net Loss                    $9,446   $9,429
                            ======   ======


The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                          STATEMENT OF PARTNERS' EQUITY
                                  June 30, 2002
                                   (Unaudited)


                             General         Limited
                             Partners        Partners          Total
                            -----------     -----------     -----------
Balance at March 31, 2002      ($70,124)    ($2,036,872)    ($2,106,996)

Net Income (Loss)                   (94)         (9,352)         (9,446)
                            -----------     -----------     -----------
Equity (Deficit) at
     June 30, 2002             ($70,218)    ($2,046,224)    ($2,116,442)
                            ===========     ===========     ===========

Percentage Interest
     June 30, 2002                    1%             99%            100%
                            ===========     ===========     ===========



The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                  Three Months Ended
                                       June 30,
                                   2002        2001
                                 --------    --------
Cash Flow from Operating
  Activities:

General and Admin. Expenses       $(9,446)    $(9,429)
Decrease in Accounts Payable       (1,671)     (1,300)
                                 --------    --------
Net Cash Used in Operating
  Activities:                    $(11,117)   $(10,729)
                                 ========    ========
Cash Flow from Financing
  Activities:
Increase in Amounts Payable
  to Related Parties              $11,070      $9,400
                                 --------    --------
Net Cash Provided By Financing
  Activities                      $11,070      $9,400
                                 ========    ========

Net Decrease in Cash
  and Cash Equivalents               ($47)    ($1,329)

Cash and Cash Equivalents at
  Beginning of Period                  47       2,562
                                 --------    --------
Cash and Cash Equivalents at
  End of Period                        $0      $1,233
                                 ========    ========


The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                        a California limited partnership

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002


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

As of June 30, 2002, the Partnership has acquired limited partnership interest of 90% in Washington Courts Limited Partnership and 60% in Laurel-Clayton Limited Partnership, two existing Operating Partnerships which own apartment rental properties.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Tax Credit Housing Fund II (the "Company") as of June 30, 2002 and March 31, 2002 (the March 31, 2002 financial information included herein has been extracted from the Company's audited financial statements on Form 10-K) and for the three months ended June 30, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The statement of operations for the three months ended June 30,2002 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on Form 10-K for the year ended March 31, 2002.


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



NOTE 4 -  INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating
Partnerships:

                                     Three Months
                                     Ended Jun 30,   Year Ended
                                          2002      March 31, 2002
                                     -------------  --------------
Cash Contribution to Operating
  Partnerships to fund purchase of
  beneficial interest in Properties   $ 4,536,020    $ 4,536,020

Equity in net losses of Operating
  Partnerships                         (4,536,020)    (4,536,020)
                                      -----------    -----------
                                      $         0    $         0
                                      ===========    ===========

The Properties in which the Operating Partnerships hold beneficial interests are as follows:

     Name of
Operating Partnership      Property Name       Location
---------------------      -----------------   -----------------
Washington Courts, L.P.    Washington Courts   Chicago, Illinois
Laurel-Clayton, L.P.       Plumley Village     Worcester,
                                               Massachusetts


The following combined statement of operations is prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended June 30, 2002 and June 30, 2001.

                 COMBINED STATEMENT OF OPERATIONS OF PROPERTIES
                 ACQUIRED BY THE OPERATING PARTNERSHIPS IN WHICH
             CENTURY PACIFIC TAX CREDIT HOUSING FUND II HAS INVESTED
                                   (Unaudited)

                             Three Months Ended
                                  June 30,
                            2002            2001
                        -------------   -------------
REVENUES:

  Rental Income           $1,333,243     $1,337,337
  Other                       35,899         20,475
                         -----------    -----------
                           1,369,142      1,357,812
                         -----------    -----------
EXPENSES:

  Operating, General
    and Administrative     1,109,856      1,011,394
  Depreciation               269,303        263,891
  Interest                   115,451        115,451
                         -----------    -----------
                           1,494,610      1,390,736
                         -----------    -----------

Net Income (Loss)          ($125,468)      ($32,924)
                         ===========    ===========

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


                       CENTURY PACIFIC TAX CREDIT HOUSING FUND II a California limited partnership

                   By:   Century Pacific Capital II Corporation,
                         a California Corporation
                         General Partner

                           Irwin J. Deutch
                   By:   ____________________________
                          Irwin J. Deutch, President