Form 10-Q
period 2002-09-30
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2002-12-02
CIK 840258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2002

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




                                TABLE OF CONTENTS

                                                                        Page
PART I        FINANCIAL INFORMATION

   Item 1     Financial Statements and Supplementary
              Data . . . . . . . . . . . . . . . . . .  . . . . . . . . .3
   Item 2     Management's Discussion and Analysis
                    Of Financial Condition and Results of
                    Operations. . . . . . . . . . . . . . . . . . . . . 10
   Item 3     Quantitative and Qualitative Disclosures
              About Market Risk . . . . . . . . . . . . . . . . . . . . 12
   Item 4     Controls and Procedures . . . . . . . . . . . . . . . . . 12

PART II       OTHER INFORMATION

   Item 6     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 12

SIGNATURE

CERTIFICATIONS

EXHIBITS

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS



         CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                                  BALANCE SHEET

                                   (Unaudited)

                                              September 30,     March 31,
                                                    2002          2002
                                              ------------     ---------
ASSETS
Cash                                                    $0          $47
Advance to General Partners                            871          871
Investments in Limited Part-
  nerships (Note 4)                                      0            0
                                                ----------   ----------
                                                      $871         $918
                                                ==========   ==========

LIABILITIES AND PARTNERS' EQUITY
(DEFICIT)
Accounts Payable and Accrued Expenses               $2,500      $4,171
Amounts Payable to Related Parties
  (Note 3)                                       2,083,619   2,063,149
Advance from Affiliates                             40,594      40,594
                                                 ---------   ---------
                                                 2,126,713   2,107,914
                                                 ---------   ---------

Commitments and Contingencies
Partners' Equity (Deficit),per
  accompanying statement
    General Partners                               (70,312)    (70,124)
    Limited Partners,$1,000
       stated value per unit,
       25,000 units authorized,
       5,754 units issued and
       outstanding                              (2,055,530) (2,036,872)
                                                 ---------   ---------
                                                (2,125,842) (2,106,996)
                                                 ---------   ---------

                                                      $871        $918
                                                 =========   =========


         The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II


                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended        Six Months Ended
                                                   September 30,            September 30,
                                               -------------------      -------------------
                                                 2002        2001         2002         2001
                                               ------      -------      -------     -------
REVENUES:
  Other income                                     $0           $0           $0           $0
                                               ------       ------       ------       ------
                                                    0            0            0            0
                                               ------       ------       ------       ------
EXPENSES:
  General & Adm. (Note 3)                       9,400        9,481       18,846       18,910
  Equity in Net Losses of
    Operating Partnership
    (Note 4)                                        0            0            0            0
                                               ------       ------       ------       ------
                                                9,400        9,481       18,846       18,910
                                               ------       ------       ------       ------
Net Loss                                      $(9,400)     $(9,481)$    (18,846)    $(18,910)
                                               ======       ======       ======       ======




Allocation of net Loss
  General Partners                                $(94)        $(95)       $(188)       $(189)
  Limited Partners                              (9,306)      (9,386)     (18,658)     (18,721)
                                                ------       ------       ------       ------
                                               $(9,400)     $(9,481)    $(18,846     $(18,910)
                                                ======       ======       ======       ======

Net Loss Per Unit of
Limited
  Partnership Interest                              $2           $2           $3           $3
                                                ======       ======       ======       ======

Average Number of Units
  Outstanding                                    5,754        5,754        5,754        5,754
                                                ======       ======       ======       ======




         The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                               September 30, 2002

                                   (Unaudited)

                           General       Limited
                           Partners      Partners       Total
                           ---------   -----------   -----------
Balance at March 31, 2002  $(70,124)   $(2,036,872)  $(2,106,996)

Net Loss                       (188)       (18,658)      (18,846)
                           ---------     ---------     ---------
Equity (Deficit) at
 September 30, 2002        $(70,312)   $(2,055,530)  $(2,125,842)
                           =========     =========     =========

Percentage Interest
 September 30, 2002            1%            99%          100%
                           =========     =========     =========


         The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                        Six Months Ended
                                          September 30,
                                     ----------------------
                                       2002          2001
                                     --------      --------
Cash Flow from Operating
  Activities:

Transfer Fee Income Received         $      0      $      0
General and Administrative            (18,846)      (18,910)
Incr (Decr) in Accts Payable           (1,671)       (2,312)
                                     --------      --------
  Net Cash Used in Operating
  Activities                         $(20,517)     $(21,222)
                                     ========      ========

Cash Flow from Financing
  Activities:
Increase (Decrease) in Amounts
  Payable to Related Parties         $ 20,470      $ 18,800
                                     --------      --------
  Net Cash Provided By Financing
  Activities                         $ 20,470      $ 18,800
                                     ========      ========

Net Increase (Decrease) in Cash
  and Cash Equivalents               $    (47)     $ (2,422)

Cash and Cash Equivalents at
  Beginning of Period                      47         2,562
                                     --------      --------
Cash and Cash Equivalents at
  End of Period                      $      0      $    140
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

As of September 30, 2002, the Partnership has acquired limited partnership interest of 90% in Washington Courts Limited Partnership and 60% in Laurel-Clayton Limited Partnership, two existing Operating Partnerships which own apartment rental properties.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Tax Credit Housing Fund II (the Company) as of September 30, 2002 and March 31, 2002 (the March 31, 2002 financial information included herein has been extracted from the Companys audited financial statements on Form 10-K) and for the three and six months ended September 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnerships management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The statement of operations for the three and six months ended September 30,2002 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on Form 10-K for the year ended March 31, 2002.

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

Basis of Accounting

The Partnership maintains its financial records on the tax basis. Memorandum entries, while not recorded in the records of the Partnership, have been made in the financial statements to reflect accounting principles generally accepted in the United States of America.

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

NOTE 4 -  INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating
Partnerships:

                                              September 30,              March 31,
                                                  2002                    2002
                                               -----------             -----------
Cash Contribution to Operating
  Partnerships to fund purchase of
  beneficial interest in Properties            $ 4,536,020             $ 4,536,020

Equity in net losses of Operating
  Partnerships                                  (4,536,020)             (4,536,020)
                                               -----------             -----------
                                               $         0             $         0
                                               ===========             ===========

The Properties in which the Operating Partnerships hold beneficial interests are as follows:

     Name of
Operating Partnership      Property Name       Location
---------------------      -----------------   -----------------
Washington Courts, L.P.    Washington Courts   Chicago, Illinois
Laurel-Clayton, L.P.       Plumley Village     Worcester,
                                               Massachusetts

The following combined statement of operations is prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended September 30, 2002 and September 30, 2001 and for the six months ended September 30, 2002 and September 30,2001.

                 COMBINED STATEMENT OF OPERATIONS OF PROPERTIES
                 ACQUIRED BY THE OPERATING PARTNERSHIPS IN WHICH
             CENTURY PACIFIC TAX CREDIT HOUSING FUND II HAS INVESTED
                                   (Unaudited)

                                       Three Months Ended                        Six Months Ended
                                          September 30,                             September 30,
                                   2002                  2001                  2002                  2001
                               -----------           -----------           -----------           -----------
REVENUES:

  Rental Income                $ 1,351,242           $ 1,329,680           $ 2,684,485           $ 2,667,017
  Other                             41,860                31,589                77,759                52,064
                               -----------           -----------           -----------           -----------
                                 1,393,102             1,361,269             2,762,244             2,719,081
                               -----------           -----------           -----------           -----------
EXPENSES:

  Operating, General

   and Administrative            1,034,447             1,113,041             2,144,303             2,124,435
  Depreciation                     269,303               263,891               538,606               527,782
  Interest                         115,451               115,451               230,902               230,902
                               -----------           -----------           -----------           -----------
                                 1,419,201             1,492,383             2,913,811             2,883,119
                               -----------           -----------           -----------           -----------
Net Loss                       $   (26,099)          $  (131,114)          $  (151,567)          $  (164,038)
                               ===========           ===========           ===========           ===========

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

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

Liquidity and Capital Resources

The Partnership is currently experiencing a liquidity problem. Under the Partnership Agreement, the Partnership is entitled to receive distributions of surplus cash from the Operating Partnerships, which is to provide the funds necessary for the Partnership to meet its administrative expenses and pay the Partnership management fee. At the present time, the Operating Partnerships have not generated sufficient cash distributions to fund the Partnerships expenses. As a result of the foregoing, the Partnership has been dependent upon its affiliates and the General Partners for continued financial support to meet its expenses. Though, there can be no assurance, management believes that affiliates and/or the General Partners, though not required to do so, will continue to fund operations of the Partnership and defer receipt of payment of allocated overhead admin- istrative expenses and partnership management fees. Allocated administrative expenses paid or accrued to affiliates and the General Partners represent reimbursement of the actual cost of goods and materials used for or by the Partnership, salaries, related payroll costs and other administrative items incurred or allocated, and direct expenses incurred in rendering legal, accounting/bookkeeping, computer, printing and public relations services. Items excluded from the overhead allocation include overhead expenses of the General Partners, including rent and salaries of employees not specifically performing the services described above. Unpaid allocated administrative expenses and partnership management fees, an annual amount up to .5% of invested assets, will accrue for payment in future operating years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Due to the nature of our foregoing operations, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

            The Partnerships Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effective- ness of the Partnerships disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, they have concluded that the Partnerships current disclosure controls and procedures are effective in timely providing them with material information relating to the Partnership required to be disclosed in the reports the Partnership files or submits under the Exchange Act.

      (b) Changes in Internal Controls

            There have not been any significant changes in the Partnerships internal controls or in other factors that could significantly affect these controls subsequent to November, 2002, the date of evaluation. There were no significant deficiencies or material weaknesses, and, therefore, no corrective actions were taken.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

      (b) Reports on Form 8-K

      None

                              * * * SIGNATURE * * *

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

                       CENTURY PACIFIC TAX CREDIT HOUSING FUND II a California limited partnership

                   By:   Century Pacific Capital II Corporation,
                         a California Corporation

                                 General Partner

                          /s/Irwin J. Deutch
                   By:   -----------------------------
                          Irwin J. Deutch, President





                           * * * CERTIFICATIONS * * *


I, Irwin J. Deutch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Century
Pacific Tax Credit Housing Fund II;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002


                                                   /s/ Irwin J. Deutch
                                                --------------------------
                                                Irwin J. Deutch, President,
                                                  Chief Executive Officer

                           * * * CERTIFICATIONS * * *

I, Essie Safaie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Century
Pacific Tax Credit Housing Fund II;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

                                                       /s/ Essie Safaie
                                                -----------------------------
                                                   Essie Safaie, Chief Financial
                                                            Officer

EXHIBITS

Exhibit
Number      Description
------      -----------
99.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith