Form 10-Q
period 2002-12-31
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2003-02-19
CIK 840258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2002

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




                                TABLE OF CONTENTS

                                                                         Page


PART I        FINANCIAL INFORMATION

   Item 1     Financial Statements and Supplementary
              Data ......................................................  3
   Item 2     Management's Discussion and Analysis
              Of Financial Condition and Results of
              Operations ...............................................  10
   Item 3     Quantitative and Qualitative Disclosures
              About Market Risk ........................................  12
   Item 4     Controls and Procedures ..................................  12

PART II       OTHER INFORMATION

   Item 6     Exhibits and Reports on Form 8-K .........................  12

SIGNATURE

CERTIFICATIONS

EXHIBITS

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                                  BALANCE SHEET
                                   (Unaudited)

                                                      December 31,                March 31,
                                                         2002                        2002
                                                     -----------                 -----------
ASSETS

Cash                                                 $         0                 $        47
Advance to General Partners                                  871                         871
Investments in Limited
  Partnerships (Note 4)                                        0                           0
                                                     -----------                 -----------
                                                     $       871                 $       918
                                                     ===========                 ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts Payable and Accrued Expenses                $     2,500                 $     4,171
Amounts Payable to Related Parties
  (Note 3)                                             2,092,603                   2,063,149
Advance from Affiliates                                   40,594                      40,594
                                                     -----------                 -----------
                                                       2,135,697                   2,107,914
                                                     -----------                 -----------

Commitments and Contingencies

Partners' Equity (Deficit),per
  accompanying statement
    General Partners                                     (70,402)                    (70,124)
    Limited Partners,$1,000
       stated value per unit,
       25,000 units authorized,
       5,754 units issued and
       outstanding                                    (2,064,424)                 (2,036,872)
                                                     -----------                 -----------
                                                      (2,134,826)                 (2,106,996)
                                                     -----------                 -----------

                                                     $       871                 $       918
                                                     ===========                 ===========


The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II


                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended          Nine Months Ended
                                           December 31,               December 31,
                                     2002          2001           2002          2001
                                     ----          ----           ----          ----
REVENUES:

  Other income                     $      0      $      0       $      0      $      0
                                   --------      --------       --------      --------
                                          0             0              0             0
                                   --------      --------       --------      --------
EXPENSES:

  General & Adm. (Note 3)             8,984         9,446         27,830        28,356
  Equity in Net Losses of
    Operating Partnership
    (Note 4)                              0             0              0             0
                                   --------      --------       --------      --------
                                      8,984         9,446         27,830        28,356
                                   --------      --------       --------      --------
Net Loss                           $ (8,984)     $ (9,446)      $ 27,830)     $(28,356)
                                   ========      ========       ========      ========




Allocation of net Loss

  General Partners                 $    (90)     $    (94)      $   (278)     $   (283)
  Limited Partners                   (8,894)       (9,352)       (27,552)      (28,073)
                                   --------      --------       --------      --------
                                   $ (8,984)     $ (9,446)      $(27,830)     $(28,356)
                                   ========      ========       ========      ========

Net Loss Per Unit of
Limited Partnership Interest       $     (2)     $     (2)      $     (5)     $     (5)
                                   ========      ========       ========      ========

Average Number of Units
  Outstanding                         5,754         5,754          5,754         5,754
                                   ========      ========       ========      ========




The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                                December 31, 2002
                                   (Unaudited)


                                General           Limited
                               Partners           Partners           Total
                             -----------        -----------       -----------
Balance at March 31, 2002    $   (70,124)       $(2,036,872)      $(2,106,996)

Net Loss                            (278)           (27,552)          (27,830)
                             -----------        -----------       -----------
Equity (Deficit) at
  December 31, 2002          $   (70,402)       $(2,064,424)      $(2,134,826)
                             ===========        ===========       ===========

Percentage Interest
  December 31, 2002                    1%                99%              100%
                             ===========        ===========       ===========


The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended
                                                       December 31,
                                                  2002              2001
                                               --------           --------
Cash Flow from Operating Activities

  Net Loss                                     $(27,830)          $(28,356)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Equity in net losses of
        operating partnerships                        -                  -
      Change in assets and liabilities:
         Decrease in accounts payable
            and accrued expenses                 (1,671)            (2,312)
         Increase in due to affiliates           29,454             28,200
                                               --------           --------
  Net Cash Used in Operating
  Activities                                   $    (47)          $ (2,468)
                                               --------           --------

Net Decrease in Cash and Cash
  Equivalents                                  $    (47)          $ (2,468)

Cash at Beginning of Period                          47              3,433
                                               --------           --------
Cash at End of Period                          $      0           $    965
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

As of December 31, 2002, the Partnership has acquired limited partnership interest of 90% in Washington Courts Limited Partnership and 60% in Laurel-Clayton Limited Partnership, two existing Operating Partnerships which own apartment rental properties.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Tax Credit Housing Fund II (the "Partnership") as of December 31, 2002 and March 31, 2002 (the March 31, 2002 financial information included herein has been extracted from the Partnership's audited financial statements on Form 10-K) and for the three and nine months ended December 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The statement of operations for the three and nine months ended December 31,2002 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on Form 10-K for the year ended March 31, 2002.


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

NOTE 4 -  INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating
Partnerships:

                                        December 31,
                                            2002        March 31, 2002
                                        ------------    --------------
Cash Contribution to Operating
  Partnerships to fund purchase of
  beneficial interest in Properties     $ 4,536,020     $ 4,536,020

Equity in net losses of Operating
  Partnerships                           (4,536,020)     (4,536,020)
                                        ------------    ------------
                                        $         0     $         0
                                         ===========    ============


The Properties in which the Operating Partnerships hold beneficial interests are as follows:

        Name of
Operating Partnership      Property Name       Location
---------------------      -----------------   -----------------
Washington Courts, L.P.    Washington Courts   Chicago, Illinois
Laurel-Clayton, L.P.       Plumley Village     Worcester, Massachusetts

The following combined statement of operations is prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended December 31, 2002 and December 31, 2001 and for the nine months ended December 31, 2002 and December 31, 2001.

                 COMBINED STATEMENT OF OPERATIONS OF PROPERTIES
                 ACQUIRED BY THE OPERATING PARTNERSHIPS IN WHICH
             CENTURY PACIFIC TAX CREDIT HOUSING FUND II HAS INVESTED
                                   (Unaudited)

                           Three Months Ended            Nine Months Ended
                               December 31,                 December 31,
                             2002         2001           2002         2001
                         -----------   -----------   -----------  -----------
REVENUES:

  Rental Income          $ 1,333,243   $ 1,370,365   $ 4,017,728  $ 4,037,382
  Other                       35,899        30,266       113,658       82,330
                         -----------   -----------   -----------  -----------
                           1,369,142     1,400,631     4,131,386    4,119,712
                         -----------   -----------   -----------  -----------
EXPENSES:

  Operating, General
   and Administrative        910,008     1,084,607     3,054,311    3,209,042
  Depreciation               269,303       263,891       807,909      791,673
  Interest                   115,451       115,451       346,353      346,353
                         -----------   -----------   -----------  -----------
                           1,294,762     1,463,949     4,208,573    4,347,068
                         -----------   -----------   -----------  -----------
Net Income (Loss)        $    74,381   $   (63,318)  $   (77,187) $  (227,356
                         ===========   ===========   ===========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

PLUMLEY VILLAGE - Worcester, Massachusetts

Plumley Village consists of 430 units situated on approximately 16 acres of land adjacent to Downtown Worcester. There is one 16 story high-rise and three low-rise structures on the site. The property has good freeway access and is convenient to stores, churches and hospitals.

The property is 100% occupied during the quarter. Cash flow was sufficient to cover operating expenses. Property rents were last increased in October 2002, bringing the annual gross potential rental revenue to approximately $4,582,104.

WASHINGTON COURTS - Chicago, Illinois

Washington Courts consists of 103 units on several sites in the Austin neighborhood of Chicago. The property is convenient to banks, schools, churches and commercial areas.

The property averaged a 90% occupancy rate during the quarter. Cash flow was sufficient to cover operating expenses. Property rents were adjusted in September 1998, with an annual gross potential rental revenue of approximately $1,045,728.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

         The Partnership's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, they have concluded that the Partnership's current disclosure controls and procedures are effective in timely providing them with material information relating to the Partnership required to be disclosed in the reports the Partnership files or submits under the Exchange Act.

     (b) Changes in Internal Controls

         There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to February 11, 2003, the date of evaluation. There were no significant deficiencies or material weaknesses, and, therefore, no corrective actions were taken.

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


Date: February 11, 2003            CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                                   a California limited partnership

                                   By: Century Pacific Capital II Corporation, a California Corporation
                                         General Partner


                                   By:   /s/Irwin J. Deutch
                                         --------------------------
                                         Irwin J. Deutch, President






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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 11, 2003


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 11, 2003

                                                       /s/ Essie Safaie
                                                   -----------------------------
                                                   Essie Safaie, Chief Financial
                                                           Officer

EXHIBITS


Exhibit              Description
Number               -----------
------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith