Form 10-K
period 2003-03-31
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2003-08-18
CIK 840258

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                Yes        No  X
                                   -----     -----

No market exists for the limited partnership interests of the registrant, and therefore, no aggregate market value can be determined.

No documents are incorporated into the text by reference.

Registrant's Prospectus dated January 4, 1989, as amended (the Prospectus) and the Registrant's Supplement No. 2 dated November 21, 1989 to Prospectus dated January 4, 1989 (Supplement No. 2) but only to the extent expressly incorporated by reference in Parts I through IV hereof. Capitalized terms which are not defined herein have the same meaning as in the Prospectus.

                                TABLE OF CONTENTS

PART 1

     ITEM 1   BUSINESS                                                      3

     ITEM 2   PROPERTIES                                                    4

     ITEM 3   LEGAL PROCEEDINGS                                             5

     ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           5

PART II

     ITEM 5   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS             6

     ITEM 6   SELECTED FINANCIAL DATA                                       6

     ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS                7

     ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                             9

     ITEM 8   FINANCIAL STATEMENTS                                         10

     ITEM 9   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE                          10

PART III

     ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           11

     ITEM 11  EXECUTIVE COMPENSATION                                       12

     ITEM 12  PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT                             13

     ITEM 13  CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS                                                 13

     ITEM 14  CONTROLS AND PROCEDURES                                      13

PART IV

     ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K                                          14

              SIGNATURES                                                   15

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

ITEM 2.  PROPERTIES

As of March 31, 2003, CPTCHF-II had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the Properties acquired by the Operating Partnerships receives benefits under government assistance programs provided by HUD. One of the Properties also receives benefits from the Illinois Housing Development Authority (IHDA). The table below summarizes the Operating Partnerships acquired and the government assistance programs benefiting each Property. Further information concerning these Properties may be found in Supplement No. 2 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.

                                                                                   Capital
                                                                           Contribution Obligation
                                                                          --------------------------
                                           Date of        Percent                           Paid
Property Name,          Average          Acquisition    Interest in        Total at        through
Location and           Occupancy             of          Operating         March 31,       March 31,
Rental Units             2003             Interest      Partnership          2003            2003
                       ----------        -----------    -----------       ----------      ----------

Washington Courts
Chicago, IL
103 Residential
Units                         94%         5/1/89                 90%      $2,743,413      $2,743,413

Plumley Village
Boston, MA
430 Residential
Units                         99%         8/1/89                 60%       1,648,026       1,648,026
                                                                          ----------      ----------

                                                                          $4,391,439      $4,391,439
                                                                          ==========      ==========


                                                       December 31, 2002
                          -----------------------------------------------------------------------


Property Name,                                                                                               Government
Location and              Mortgage            Residual            Purchase            Other                  Assistance
Rental Units              Notes               Note                Note                Note                    Program
                          -----------         -----------         -----------         -----------         ---------------

Washington Courts
Chicago, IL                                                                                                   HUD Insured
103 Residential                                                                                                   Section
Units                     $ 4,877,892         $        --         $        --         $        --          221(d)(4) IHDA
                                                                                                                      HAP
Plumley Village                                                                                                  Contract
Boston, MA                                                                                                            HUD
430 Residential                                                                                               Section 236
Units                       6,187,198           5,391,987           8,977,739             405,895               Section 8
                          -----------         -----------         -----------         -----------

                          $11,065,090         $ 5,391,987         $ 8,977,739         $   405,895
                          ===========         ===========         ===========         ===========

ITEM 3.  LEGAL PROCEEDINGS

As of July 31, 2003, there were no pending legal proceedings against CPTCHF-II or any Operating Partnership in which it has invested.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of March 31, 2003, there were no submissions of matters to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS

There is at present no public market for the units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interests" on pages 24 and 52 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of June 3, 2003 was approximately 519, holding 5,754 units.

As of July 31, 2003, there were no cash distributions.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below, insofar as they relate to each of the three years ended March 31, 2003, and as of March 31, 2003 and 2002, are derived from, and are qualified by reference to, our audited financial statements included herein and should be read in conjunction with those financial statements and the notes thereto. The selected financial data as of March 31, 2001, 2000 and 1999 and for the years ended March 31, 2000 and 1999 are derived from audited financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.


                                                                       Year Ended March 31,
                                       -------------------------------------------------------------------------------------
OPERATIONS                                2003               2002               2001               2000               1999
                                       ---------          ---------          ---------          ---------          ---------
Revenues                               $      --          $      --          $     500          $     500          $   1,600

Operating Expenses                      (207,622)          (209,084)          (189,874)          (192,624)          (191,110)
Equity in Net Losses of
Operating Partnerships                        --                 --           (430,306)          (251,269)          (318,696)
                                       ---------          ---------          ---------          ---------          ---------

Net Loss                               $(207,622)         $(209,084)         $(619,680)         $(443,393)         $(508,206)
                                       =========          =========          =========          =========          =========

Net Loss per Unit of
Limited Partnership
Interest                               $     (36)         $     (36)         $    (108)         $     (77)         $     (88)
                                       =========          =========          =========          =========          =========


                                                                            March 31,
                                       -------------------------------------------------------------------------------------
FINANCIAL POSITION                        2003               2002               2001               2000               1999
                                       ---------          ---------          ---------          ---------          ---------
Total Assets                           $     871          $     918          $   3,433          $ 433,553          $ 684,322
                                       =========          =========          =========          =========          =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership offered limited partnership interests to the public during calendar year 1989, pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership raised $5,754,000 in equity capital and, thereafter, invested in Operating Partnerships, which own multifamily Properties located in Illinois and Massachusetts. These properties under Section 42 of the Internal Revenue Code earn low-income housing tax credits which are passed through to the individual partners of the Partnership. Low-Income housing tax credits earned by the Partnership for calendar years 2002, 2001 and 2000 were $23,744 per year. 2002 was the final year of the Partnership receiving low-income housing tax credits.

As of March 31, 2003, the Partnership portfolio consists of two Properties totaling 533 units. For a summary of the combined financial status of the Operating Partnerships and the Properties, see the financial information contained under ITEM 15.

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

Contractual Obligations

The Operating Partnerships' contractual cash obligations and other commercial commitments at March 31, 2003 are summarized in the following table:

                                                Less Than
                                    Total          1 Year        1-3 Years         4-5 Years        After 5 Years
                             ------------       ---------       ----------       -----------        -------------
Mortgage payable             $ 11,065,090       $ 466,581       $1,061,584       $ 1,259,204        $   8,277,721
================             ============       =========       ==========       ===========        =============

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

Results of Operations

The fiscal year of the Partnership ends on March 31 of each year, however, the fiscal year of each Operating Partnership ends on December 31. Therefore, the earnings and losses of the Operating Partnerships reflected on the equity method in the Partnership's financial statements for its current fiscal year are for the calendar year ended December 31, 2002.

2003 Compared to 2002

For the fiscal year ended March 31, 2003, the Partnership recorded a net loss of approximately $208,000, as compared to a net loss of approximately $209,000 for the prior fiscal year. The decrease in net loss is the result of a small decrease in the Partnership's expenses of approximately $1,000.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. One of the two investments has had an equity method basis of zero since March 31, 1993. The recorded share of the Partnership's other investment on an equity method basis was reduced to zero in 2001.

In the aggregate, combined rental revenue of the Operating Partnerships increased during the current calendar year. The average occupancy level for Plumley Village remained constant at 99% in calendar year 2002, but Washington Court increased to 94% occupancy level in the current year. The combined total expenses of the two operating properties decreased by approximately $43,000 in the current year primarily due to decreases in interest, repairs and maintenance and management fees offset with increases in utilities, other operating expenses and depreciation.

2002 Compared to 2001

For the fiscal year ended March 31, 2002, the Partnership recorded a net loss of approximately $209,000, as compared to a net loss of approximately $620,000 for the prior fiscal year. The decrease in net loss is the result of the decrease in the Partnership's equity in net losses of the Operating Partnerships of approximately $430,000, offset by a small increase in the expenses of approximately $19,000 in 2002.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. One of the two investments has had an equity method basis of zero since March 31, 1993. The recorded share of the Partnership's other investment on an equity method basis was reduced to zero in 2001.

In the aggregate, combined rental revenue of the Operating Partnerships increased during 2002. The average occupancy level for Plumley Village remained constant at 99% in calendar year 2001, but Washington Court increased to 91% occupancy level in calendar year 2001. The combined total expenses of the two operating properties increased by approximately $270,000 in 2002 primarily due to an increase in utilities, other operating expenses, interest, and depreciation expense.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

The financial statements together with the report of the independent auditors thereon are set forth on the pages indicated in ITEM 15.

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

Following is biographical information on Mr. Deutch and the Executive Officers of CPII:

IRWIN JAY DEUTCH

Irwin Jay Deutch, age 62, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation (CPRC), a General Partner of the Operating Partnerships that own the Properties in which CPTCHF-II has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multifamily properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing. In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

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

KEY OFFICERS OF CPII AND AFFILIATES

ESSIE SAFAIE, age 53, is Chief Financial Officer and Chief Operating Officer of CPRC. Prior to joining CPRC in 1988, from 1985-88, he was Vice President and Chief Financial Officer of Sunrise Investments, Inc., a real estate syndication firm with $450 million of real estate under management. During this period, Mr. Safaie was also President of an affiliated property management firm, S&L Property Management, Inc., with over 12,000 residential units and 800,000 square feet of commercial office space under direct management. From 1982 to 1985, Mr. Safaie was assistant controller of Standard Management Company, builders and managers of luxury hotels, commercial offices and residential units. From 1980-1982, he served as financial officer of Diamond "M" Drilling Company. Mr. Safaie received a BA degree in Business Administration from California State University with a major in accounting.

CHARLES L. SCHWENNESEN, age 57, is Vice President of Acquisition Finance for CPRC and is responsible for financial analysis and "due diligence" reviews of all properties acquired by CPRC. Prior to joining CPRC in 1987, he was a consultant to companies which provided investment opportunities through private placements. From 1984 to 1985, Mr. Schwennesen was Vice President of Cranston Securities Company and was responsible for the structuring of more than $30 million of mortgage revenue bond financing for affordable housing projects. From 1977 to 1984, Mr. Schwennesen was a manager with the accounting firm of Price Waterhouse where he specialized in providing auditing and consulting services to publicly held California real estate development companies involved in the affordable housing industry. Mr. Schwennesen is a Certified Public Accountant and holds a Masters degree in Business Administration from the UCLA Graduate School of Management and a B.A. degree in Mathematics from UCLA.

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

During the fiscal years ended March 31, 2003, 2002 and 2001, CPII, a General Partner of the Partnership, earned $162,091, $159,321, and $150,049, respectively, of partnership management fees. During the fiscal years ended March 31, 2003, 2002 and 2001, the Partnership accrued $37,600, $37,600, and
$37,600, respectively, for the reimbursement of overhead allocation from Century Pacific Equity Corporation (CPEC). During fiscal year 2003, the General Partners received no payments from the Operating Partnerships.

ITEM 12. PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No partner in CPTCHF-II owns more than 5% of the total number of partnership interests outstanding. Irwin J. Deutch, the Managing General Partner, holds a one-half percent General Partnership Interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Irwin J. Deutch is the Managing General Partner of CPTCHF-II, and CPII is also a General Partner. Irwin J. Deutch is the sole Director and President of CPII, and the stock of CPII is solely owned by the Deutch Family Trust. Mr. Deutch is also the President, sole Director and the Deutch Family Trust is the sole stockholder of Century Pacific Realty Corporation (CPRC), a General Partner of the Operating Partnerships that own the Properties in which CPTCHF-II has invested. CPII received a partnership management fee for its services in managing and advising the Partnership and its business. CPEC, an affiliate, provides all the services and materials necessary for the operation of the Partnership and is reimbursed for actual costs. These transactions are more particularly set forth in the financial statements found under ITEM 15.

As of March 31, 2003, a third-party buyer had entered into a conditional contract to acquire CP Equity, CP Capital, CP Realty, and their affiliated companies and partnerships from Deutch's family trust. As of March 31, 2003, these acquisitions had not yet occurred, but are anticipated to occur in 2003.

ITEM 14. CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures

                  The Partnership's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) as of a date within ninety days before the filing date of this report. Based on that evaluation, they have concluded that the Partnership's current disclosure controls and procedures are effective in timely providing them with material information relating to the Partnership required to be disclosed in the reports the Partnership files or submits under the Exchange Act.

         (b)      Changes in Internal Controls

                  There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003, the date of evaluation. There were no significant deficiencies or material weaknesses, and, therefore, no corrective actions were taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      Financial Statements:

                  Independent Auditors' Report                                                       F-1
                  Balance Sheet as of March 31, 2003 and 2002                                        F-2
                  Statement of Partners' Equity (Deficit) for the Years Ended March 31,
                           2003, 2002 and 2001                                                       F-3
                  Statement of Operations for the Years Ended March 31,
                           2003, 2002 and 2001                                                       F-4
                  Statement of Cash Flows for the Years Ended March 31,
                           2003, 2002 and 2001                                                       F-5
                  Notes to Financial Statements                                                      F-6

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

(b)               Reports on Form 8-K

                  Not applicable

(c)               Exhibits

                  31.1     Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
                           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

                  31.2     Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
                           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

                  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

                  *   Filed herewith

(d)               Financial Statement Schedule

                  Financial Statements of Washington Courts Limited Partnership for the Years Ended December 31, 2000 and 1999.

                          INDEPENDENT AUDITORS' REPORT

Partners

Century Pacific Tax Credit Housing Fund - II

We have audited the accompanying balance sheet of Century Pacific Tax Credit Housing Fund - II as of March 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Tax Credit Housing Fund - II as of March 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                    /s/ RUBIN, BROWN, GORNSTEIN & CO., LLP
St. Louis, Missouri
June 3, 2003

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
                                  BALANCE SHEET



                                     ASSETS

                                                                       MARCH 31,
                                                           --------------------------------
                                                              2003                 2002
                                                           -----------          -----------

Cash                                                       $        --          $        47
Advance to a general partner (Note 3)                              871                  871
Investments in operating partnerships (Note 4)                      --                   --
                                                           -----------          -----------
                                                           $       871          $       918
                                                           ===========          ===========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES
   Accounts payable and accrued expenses                   $     5,800          $     4,171
   Due to affiliates (Note 3)                                2,269,095            2,063,149
   Loan payable - affiliate (Note 3)                            40,594               40,594
                                                           -----------          -----------
      TOTAL LIABILITIES                                      2,315,489            2,107,914
                                                           -----------          -----------

COMMITMENTS AND CONTINGENCIES (NOTE 5)                              --                   --
                                                           -----------          -----------

PARTNERS' EQUITY (DEFICIT)
   General partners                                            (72,200)             (70,124)
   Limited partners, $1,000 stated value per unit,
   25,000 units authorized, 5,754 units issued
   and outstanding                                          (2,242,418)          (2,036,872)
                                                           -----------          -----------
      TOTAL PARTNERS' EQUITY (DEFICIT)                      (2,314,618)          (2,106,996)
                                                           -----------          -----------
                                                           $       871          $       918
                                                           ===========          ===========

See the accompanying report letter and notes to financial statements.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001


                                                     GENERAL               LIMITED
                                                     PARTNERS              PARTNERS                TOTAL
                                                    -----------           -----------           -----------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2000         $   (61,836)          $(1,216,396)          $(1,278,232)

NET LOSS                                                 (6,197)             (613,483)             (619,680)
                                                    -----------           -----------           -----------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2001             (68,033)           (1,829,879)           (1,897,912)

NET LOSS                                                 (2,091)             (206,993)             (209,084)
                                                    -----------           -----------           -----------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2002             (70,124)           (2,036,872)           (2,106,996)

NET LOSS                                                 (2,076)             (205,546)             (207,622)
                                                    -----------           -----------           -----------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2003         $   (72,200)          $(2,242,418)          $(2,314,618)
                                                    ===========           ===========           ===========

PERCENTAGE INTEREST - MARCH 31, 2003                          1%                   99%                  100%
                                                    ===========           ===========           ===========

See the accompanying report letter and notes to financial statements.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
                             STATEMENT OF OPERATIONS



                                                                    FOR THE YEARS ENDED MARCH 31,
                                                           -----------------------------------------------
                                                              2003               2002               2001
                                                           ---------          ---------          ---------
REVENUES
  Transfer fees                                            $      --          $      --          $     500

EXPENSES

  Partnership management fee - affiliate (Note 3)            162,091            159,321            150,049
  Allocated overhead expenses - affiliate (Note 3)            37,600             37,600             37,600
  Other general and administrative expenses                    7,931             12,163              2,225
                                                           ---------          ---------          ---------
     TOTAL EXPENSES                                          207,622            209,084            189,874
                                                           ---------          ---------          ---------

LOSS BEFORE EQUITY IN NET LOSSES OF
  OPERATING PARTNERSHIPS                                    (207,622)          (209,084)          (189,374)

EQUITY IN NET LOSSES OF OPERATING
  PARTNERSHIPS (NOTE 4)                                           --                 --           (430,306)
                                                           ---------          ---------          ---------

NET LOSS                                                   $(207,622)         $(209,084)         $(619,680)
                                                           =========          =========          =========

ALLOCATION OF NET LOSS
  General partners                                         $  (2,076)         $  (2,091)         $  (6,197)
  Limited partners                                          (205,546)          (206,993)          (613,483)
                                                           ---------          ---------          ---------
                                                           $(207,622)         $(209,084)         $(619,680)
                                                           =========          =========          =========

NET LOSS PER UNIT OF LIMITED PARTNERSHIP
  INTEREST                                                 $     (36)         $     (36)         $    (108)
                                                           =========          =========          =========

AVERAGE NUMBER OF OUTSTANDING UNITS                            5,754              5,754              5,754
                                                           =========          =========          =========

See the accompanying report letter and notes to financial statements.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
                             STATEMENT OF CASH FLOWS


                                                                     FOR THE YEARS ENDED MARCH 31,
                                                            -----------------------------------------------
                                                               2003               2002               2001
                                                            ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(207,622)         $(209,084)         $(619,680)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Equity in net losses of operating partnerships               --                 --            430,306
      Change in assets and liabilities:
        Increase (decrease) in accounts payable
          and accrued expenses                                  1,629             (1,629)              (880)
        Increase in due to affiliates                         205,946            208,198            190,440
                                                            ---------          ---------          ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (47)            (2,515)               186
                                                            ---------          ---------          ---------

NET INCREASE (DECREASE) IN CASH                                   (47)            (2,515)               186

CASH - BEGINNING OF YEAR                                           47              2,562              2,376
                                                            ---------          ---------          ---------

CASH - END OF YEAR                                          $      --          $      47          $   2,562
                                                            =========          =========          =========

See the accompanying report letter and notes to financial statements.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2003, 2002 AND 2001

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



See the accompanying report letter    F-6

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II


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

         As of March 31, 2003, the Partnership has acquired limited partnership interests of 90% in Washington Courts Limited Partnership and 60% in Laurel-Clayton Limited Partnership, two existing Operating Partnerships which own apartment rental properties.



See the accompanying report letter.   F-7

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

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



See the accompanying report letter.   F-8

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

         The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 2003, 2002 and 2001 as follows:

                                                       2003           2002           2001
                                                     --------       --------       --------
  Fees and reimbursement from the Partnership:
    Partnership management fee (CPII)                $162,091       $159,321       $150,049
    Reimbursement for overhead allocated from
      Century Pacific Equity Corporation
      (CPEC)                                           37,600         37,600         37,600
                                                     --------       --------       --------
                                                     $199,691       $196,921       $187,649
                                                     ========       ========       ========


         At March 31, 2003 and 2002, non-interest bearing amounts due to affiliates consist of fees and certain general and administrative costs payable by the Partnership to the general partners and affiliates totaling $1,695,781 and $1,533,690, respectively.

         At March 31, 2003 and 2002, CPII owed the Partnership for an unsecured, noninterest bearing advance of $871.

         At March 31, 2003 and 2002, CPRC was owed $40,594 for a noninterest bearing, demand, cash advance to the Partnership.

         As of March 31, 2003 and 2002, CPII was owed $568,254 and $529,399, respectively, for a noninterest bearing, demand cash advance made to the Partnership.

         The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash. At March 31, 2003 and 2002, the Partnership had no outstanding advances due to the general partners.

4.       INVESTMENTS IN OPERATING PARTNERSHIPS

         At March 31, 2003 and 2002, the Partnership owned limited partnership interests in two Operating Partnerships, each of which has invested in a Property.



See the accompanying report letter.   F-9

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

         Investments in Operating Partnerships consist of the following:

                                                           2003                2002
                                                       -----------          -----------

Cash contributions to Operating Partnerships
   to fund purchase of properties and
   acquisition and organization costs                  $ 4,536,020          $ 4,536,020

Equity in net losses of Operating Partnerships          (4,536,020)          (4,536,020)
                                                       -----------          -----------

                                                       $        --          $        --
                                                       ===========          ===========


         The names and locations of the Properties in which the Operating Partnerships hold beneficial interests are as follows:

                          NAME OF                                         NAME AND
                   OPERATING PARTNERSHIP                            LOCATION OF PROPERTY
                   ---------------------                            --------------------
           Washington Courts Limited Partnership                      Washington Courts
                                                                     Chicago, Illinois

             Laurel-Clayton Limited Partnership                        Plumley Village
                                                                    Boston, Massachusetts



         A summarized combined balance sheet as of December 31, 2002 and 2001 and statements of operations of the aforementioned Operating Partnerships for the years then ended follows:

                                    COMBINED BALANCE SHEET
                                            ASSETS

                                     2002                2001
                                 -----------         -----------

Cash                             $   700,907         $   284,662
Reserve for replacements             940,464             835,714
Land and buildings                17,940,488          18,502,814
Other assets                       1,346,977           1,254,709
                                 -----------         -----------

                                 $20,928,836         $20,877,899
                                 ===========         ===========



See the accompanying report letter.   F-10

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II


                          LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


                                       2002                  2001
                                   ------------          ------------

Notes payable                      $ 26,008,201          $ 25,641,152
Other liabilities                     1,481,300             1,333,356
                                   ------------          ------------
                                     27,489,501            26,974,508
Partners' equity (deficit)           (6,560,665)           (6,096,609)
                                   ------------          ------------

                                   $ 20,928,836          $ 20,877,899
                                   ============          ============



                               COMBINED STATEMENT OF OPERATIONS


                                                           2002                 2001
                                                       -----------          -----------

REVENUES
   Rental income                                       $ 5,491,368          $ 5,318,227
   Other income                                            368,276              313,273
                                                       -----------          -----------
         TOTAL REVENUES                                  5,859,644            5,631,500
                                                       -----------          -----------

EXPENSES
   Utilities                                               981,955              906,917
   Repairs and maintenance                               1,014,607            1,181,914
   Management fees                                         273,429              309,239
   Other operating expenses                              2,242,540            1,566,096
   Interest                                                676,922            1,324,658
   Depreciation and amortization                         1,134,247            1,078,278
                                                       -----------          -----------
         TOTAL EXPENSES                                  6,323,700            6,367,102
                                                       -----------          -----------

NET LOSS                                               $  (464,056)         $  (735,602)
                                                       ===========          ===========

ALLOCATION OF LOSS
   General partners and other limited partners         $   (69,459)         $  (129,299)
   CPTCHF-II                                              (394,597)            (606,303)
                                                       -----------          -----------
                                                       $  (464,056)         $  (735,602)
                                                       ===========          ===========


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



See the accompanying report letter.   F-11

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

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




See the accompanying report letter.   F-12

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

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



See the accompanying report letter.   F-13

                                                                    Schedule III
                                                                     Page 1 Of 1


                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
        PARTNERSHIPS IN WHICH CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2002

                                                                         COST CAPITALIZED
                                                 INITIAL COST TO            SUBSEQUENT               GROSS AMOUNT AT WHICH
                                               OPERATING PARTNERSHIP      TO ACQUISITION            CARRIED AT CLOSE OF YEAR
                                             -------------------------  -------------------  -------------------------------------
                                                            BUILDINGS           BUILDINGS                  BUILDINGS
                               ENCUMBRANCES                   AND                  AND                        AND
 DESCRIPTION                            (2)      LAND     IMPROVEMENTS  LAND   IMPROVEMENTS     LAND      IMPROVEMENTS     TOTAL
                               ------------  -----------  ------------  -----  ------------  -----------  ------------  ----------

Washington Courts Apartments
   Chicago, Illinois
   103 Residential Units      $ 4,877,892   $    75,300   $ 1,720,666   $--   $ 5,479,295   $    75,300   $ 7,199,961   $ 7,275,261

Plumley Village Apartments
   Boston, Massachusetts
   430 Residential Units       20,962,819     1,100,000    17,383,785    --     6,659,159     1,100,000    24,042,944    25,142,944
                              -----------   -----------   -----------   ---   -----------   -----------   -----------   -----------

                              $25,840,711   $ 1,175,300   $19,104,451   $--   $12,138,454   $ 1,175,300   $31,242,905   $32,418,205
                              ===========   ===========   ===========   ===   ===========   ===========   ===========   ===========


                                                                                                    LIFE UPON
                                      ACCUMULATED                                                     WHICH
                                     DEPRECIATION                                                  DEPRECIATION
                                     ------------                                                   IN LATEST
                                       BUILDINGS                                                      INCOME
                                          AND               DATE OF               DATE              STATEMENT
 DESCRIPTION                         IMPROVEMENTS        CONSTRUCTION           ACQUIRED            IS COMPUTED
                                     ------------        ------------         ------------         ------------

Washington Courts Apartments
   Chicago, Illinois
   103 Residential Units             $ 3,431,867                 1991                 1/89         27.5 years

Plumley Village Apartments
   Boston, Massachusetts
   430 Residential Units              11,045,850                 1973                 9/89         27.5 years
                                     -----------         ------------         ------------         ----------

                                     $14,477,717
                                     ===========         ============         ============         ==========


                              See notes to schedule

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                 DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
                   CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2002

NOTE 1 - DESCRIPTION OF PROPERTIES

   The Properties held by the Operating Partnerships in which CPTCHF-II has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.

NOTE 2 - SCHEDULE OF ENCUMBRANCES


 OPERATING PARTNERSHIP         MORTGAGE            RESIDUAL            PURCHASE              OTHER
 NAME AND PROPERTY NAME         NOTES                NOTE                NOTE                NOTES               TOTAL
                              -----------         -----------         -----------         -----------         -----------

Washington Courts L/P
Washington Courts             $ 4,877,892         $        --         $        --         $        --         $ 4,877,892

Laurel-Clayton L/P
Plumley Village                 6,187,198           5,391,987           8,977,739             405,895          20,962,819
                              -----------         -----------         -----------         -----------         -----------

                              $11,065,090         $ 5,391,987         $ 8,977,739         $   405,895         $25,840,711
                              ===========         ===========         ===========         ===========         ===========


NOTE 3 - RECONCILIATION OF REAL ESTATE AND ACCUMULATED
DEPRECIATION


                                                         ACCUMULATED
                                        COST             DEPRECIATION
                                     -----------         ------------

Balance at December 31, 1999         $29,248,745         $11,263,403
   Additions during year:
      Depreciation                            --           1,037,709
      Improvements                       761,062                  --

Balance at December 31, 2000          30,009,807          12,301,112
   Additions during year:
      Depreciation                            --           1,060,317
      Improvements                     1,854,436                  --

Balance at December 31, 2001          31,864,243          13,361,429
   Additions during year:
      Depreciation                            --           1,116,288
      Improvements                       553,962                  --
                                     -----------         -----------

                                     $32,418,205         $14,477,717
                                     ===========         ===========

                                                                     Schedule IV
                                                                     Page 1 of 1

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                       PARTNERSHIPS IN WHICH CPTCHF-II HAS
                          LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2002

                                                                     MONTHLY
                                                     FINAL         PAYMENTS TO        ORIGINAL             CARRYING
                                     INTEREST       MATURITY     MATURITY (NET OF    FACE AMOUNT          AMOUNT OF
DESCRIPTION (1)                        RATE           DATE         HUD SUBSIDY)      OF MORTGAGE         MORTGAGE (2)
                                     --------       --------     ----------------    -----------         ------------

First mortgages assumed

   by Operating Partnerships:


Washington Courts Limited

   Partnership

      Washington Courts               9.25%         2031         $    40,841         $ 5,165,400         $ 4,877,892


Laurel-Clayton Limited

   Partnership

      Plumley Village                  8.5%         2012              24,364          10,635,000           6,187,198
                                      ----          ----         -----------         -----------         -----------

Total                                                            $    65,205         $15,800,400         $11,065,090
                                                                 ===========         ===========         ===========

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
                  NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL
                    ESTATE OF OPERATING PARTNERSHIPS IN WHICH
                   CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2002

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

NOTE 2 - RECONCILIATION OF MORTGAGES

                                       MORTGAGE            RESIDUAL
                                        LOANS               NOTES
                                     -----------         -----------

Balance at December 31, 1999         $12,248,063         $ 4,890,890
   Additions during year:
      Accrued interest                        --             224,000
   Deductions during year:
      Payments                           361,192                  --
                                     -----------         -----------

Balance at December 31, 2000          11,886,871           5,114,890
   Additions during year:
      Accrued interest                        --             128,086
   Deductions during year:
      Payments                           393,368                  --
                                     -----------         -----------

Balance at December 31, 2001          11,493,503           5,242,976
   Additions during year:
      Accrued interest                        --             149,011
   Deductions during year:
      Payments                           428,413                  --
                                     -----------         -----------

                                     $11,065,090         $ 5,391,987
                                     ===========         ===========

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


                                    /s/ RUBIN, BROWN, GORNSTEIN & CO., LLP


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

------------------------------------------------------------------------------
                                                                       Page 16

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       CENTURY PACIFIC TAX CREDIT HOUSING
                       FUND II


Date: 8/15/03          /s/ Irwin Jay Deutch
---------------        ---------------------------------------------------------
                       By: Irwin Jay Deutch, as Managing General Partner


                       and

                       Century Pacific Capital II Corporation, as Corporate General Partner and as attorney-in-fact for all Investor Limited Partners

Date: 8/15/03          /s/ Irwin Jay Deutch
---------------        ---------------------------------------------------------
                       By: Irwin Jay Deutch, President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

31.1          Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
              Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2          Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
              Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

----------

*     Filed herewith