Form 10-Q
period 2003-06-30
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2003-10-31
CIK 840258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2003

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




                                TABLE OF CONTENTS

                                                                 Page


PART I        FINANCIAL INFORMATION

   Item 1     Financial Statements and Supplementary Data ........  3
   Item 2     Management's Discussion and Analysis Of Financial
                    Condition and Results of Operations .......... 10
   Item 3     Quantitative and Qualitative Disclosures
              About Market Risk .................................. 12
   Item 4     Controls and Procedures ............................ 12

PART II       OTHER INFORMATION

   Item 6     Exhibits and Reports on Form 8-K ................... 12

SIGNATURE

CERTIFICATIONS

EXHIBITS

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS



                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                                  BALANCE SHEET
                                   (Unaudited)

                                             June 30,      March 31,
                                               2003           2003
                                            -----------   -----------
ASSETS

Cash                                        $         0   $         0
Advance to General Partners                         871           871
Investments in Limited
  Partnerships (Note 4)                               0             0
                                            -----------   -----------
                                            $       871   $       871
                                            ===========   ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts Payable and Accrued Expenses       $     5,800   $     5,800
Amounts Payable to Related Parties
  (Note 3)                                    2,278,495     2,269,095
Advance from Affiliates                          40,594        40,594
                                            -----------   -----------
                                              2,324,889     2,315,489
                                            -----------   -----------

Commitments and Contingencies

Partners' Equity (Deficit),per
  accompanying statement
    General Partners                            (72,294)      (72,200)
    Limited Partners,$1,000
       stated value per unit,
       25,000 units authorized,
       5,754 units issued and
       outstanding                           (2,251,724)   (2,242,418)
                                            -----------   -----------
                                             (2,324,018)   (2,314,618)
                                            -----------   -----------

                                            $       871   $       871
                                            ===========   ===========


The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II


                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended
                                      June 30,
                                  2003        2002
                                -------     -------

REVENUES:

  Other income                  $     0     $     0
                                -------     -------
                                      0           0
                                -------     -------
EXPENSES:

  General & Adm. (Note 3)         9,400       9,446
  Equity in Net Losses of
    Operating Partnership
    (Note 4)                          0           0
                                -------     -------
                                  9,400       9,446
                                -------     -------
Net Loss                        $(9,400)    $(9,446)
                                =======     =======




Allocation of net Loss

  General Partners              $   (94)    $   (94)
  Limited Partners               (9,306)     (9,352)
                                -------     -------
                                $(9,400)    $(9,446)
                                =======     =======

Net Loss Per Unit of Limited
  Partnership Interest          $     2     $     2
                                =======     =======

Average Number of Units
  Outstanding                     5,754       5,754
                                =======     =======




The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                                  June 30, 2003
                                   (Unaudited)


                               General          Limited
                               Partners         Partners         Total
                               ---------       ---------       ---------
Balance at March 31, 2003      $(72,200)     $(2,242,418)    $(2,314,618)

Net Loss                            (94)          (9,306)         (9,400)
                               ---------       ---------       ---------
Equity (Deficit) at
 June 30, 2003                 $(72,294)     $(2,251,724)    $(2,324,018)
                               =========       =========       =========

Percentage Interest
      June 30, 2002                1%              99%            100%
                               =========       =========       =========


The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                          Three Months Ended
                                               June 30,
                                           2003         2002
                                         --------     --------
Cash Flow from Operating
  Activities:

 Net Loss                                $ (9,400)    $ (9,446)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Equity in net losses of operating
         Partnerships                           -            -
    Change in assets and liabilities:
      Decrease in accounts payable
        and accrued expenses                    0       (1,671)
      Increase in due to affiliates         9,400       11,070
                                         --------     --------
  Net Cash Used in Operating
  Activities                             $      0     $    (47)
                                         --------     --------
  Net Decrease in Cash                          0          (47)

  Cash at Beginning of Period                   0           47
                                         --------     --------
  Cash at End of Period                  $      0     $      0
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

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Tax Credit Housing Fund II (the "Company") as of June 30, 2003 and March 31, 2003 (the March 31, 2003 financial information included herein has been extracted from the Company's audited financial statements on Form 10-K) and for the three months ended June 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The statement of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on Form 10-K for the year ended March 31, 2003.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Method of Accounting for Investments in Operating Partnerships

The Partnership uses the equity method to account for its investment in the Operating Partnerships in which it has invested (Note 4).

Under the equity method of accounting, the investment is carriedat cost and adjusted for the Partnership's share of the Operating Partnerships' results of operations and by cash distributions received. Equity in the loss of each Operating Partnership allocated to the Partnership is not recognized to the extent that the investment balance would become negative.

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

NOTE 4 - INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating
Partnerships:
                                        June 30,        March 31,
                                          2003            2003
                                      -----------    --------------
 Cash Contribution to Operating
  Partnerships to fund purchase of
  beneficial interest in Properties    $ 4,536,020     $ 4,536,020

Equity in net losses of Operating
  Partnerships                          (4,536,020)     (4,536,020)
                                       -----------     -----------
                                       $         0     $         0
                                       ===========     ===========

The Properties in which the Operating Partnerships hold beneficial interests are as follows:

Name of
Operating Partnership      Property Name        Location
-----------------------    -----------------    -----------------
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

The property averaged a 90% occupancy rate during the quarter. Cash flow was sufficient to cover operating expenses. Property rents were adjusted in September 1998 with an annual gross potential rental revenue of approximately $1,045,728.

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

   (b) Changes in Internal Controls

         There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to August 14, 2003 the date of evaluation. There were no significant deficiencies or material weaknesses, and, therefore, no corrective actions were taken.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003

                                                     /s/ Irwin J. Deutch
                                                     ---------------------------
                                                     Irwin J. Deutch, President,
                                                     Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003

                                                /s/ Essie Safaie
                                                -----------------------------
                                                Essie Safaie, Chief Financial
                                                          Officer

EXHIBITS

Exhibit
Number      Description
-------     -----------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith