Form 10-Q
period 2003-09-30
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2004-07-27
CIK 840258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

Commission file number 33-24537

     CENTURY PACIFIC TAX CREDIT HOUSING FUND II
(Exact name of registrant as specified in its charter)

CALIFORNIA	95-4178283
(State of other jurisdiction of	(IRS Employer
incorporation of organization)	Identification Number)

1 E. Stow Road
Marlton, NJ	08053
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (856) 596-3008

Former address:
1925 Century Park East, Suite 1900 Los Angeles, CA 90067

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

Yes         No

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act).

Yes         No

Back to Contents

SIGNATURE

EXHIBITS

CERTIFICATIONS

Back to Contents

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CENTURY PACIFIC TAX CREDIT HOUSING FUND II

BALANCE SHEET
(Unaudited)

	September 30, 2003	March 31, 2003

ASSETS
Cash	$0	$0
Advance to General Partners	871	871
Investments in Limited Partnerships (Note 4)	0	0

	$871	$871

LIABILITIES AND PARTNERS' EQUITY
(DEFICIT)
Accounts Payable and Accrued Expenses	$5,800	$5,800
Amounts Payable to Related Parties (Note 3)	2,287,895	2,269,095
Advance from Affiliates	40,594	40,594

	2,334,289	2,315,489

Commitments and Contingencies
Partners' Equity (Deficit), per accompanying statement
General Partners	(72,388)	(72,200)
Limited Partners, $1,000 stated value per unit, 25,000 units authorized, 5,754 units issued and outstanding	(2,261,030)	(2,242,418)

	(2,333,418)	(2,314,618)

	$871	$871

The accompanying notes are an integral part of this statement.

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND II

STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2003	2002	2003	2002

REVENUES:
Other income	$0	$0	$0	$0

	0	0	0	0

EXPENSES:
General & Adm. (Note 3)	9,400	9,400	18,800	18,846
Equity in Net Losses of Operating Partnership (Note 4)	0	0	0	0

	9,400	9,400	18,800	18,846

Net Loss	$(9,400)	$(9,400)	$(18,800)	$(18,846)

Allocation of net Loss
General Partners	$(94)	$(94)	$(188)	$(188)
Limited Partners	(9,306)	$(9,306)	(18,612)	(18,658)

	$(9,400)	$(9,400)	$(18,800)	$(18,846)

Net Loss Per Unit of Limited Partnership Interest	$2	$2	$3	$3

Average Number of Units Outstanding	5,754	5,754	5,754	5,754

The accompanying notes are an integral part of this statement.

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND II

STATEMENT OF PARTNERS' EQUITY (DEFICIT)
September 30, 2003
(Unaudited)

	General Partners	Limited Partners	Total

Balance at March 31, 2003	$(72,200)	$(2,242,418)	$(2,314,618)

Net Loss	(188)	(18,612)	(18,800)

Equity (Deficit) at September 30, 2003	$(72,388)	$(2,261,030)	$(2,333,418)

Percentage Interest September 30, 2003	1%	99%	100%

The accompanying notes are an integral part of this statement.

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND II
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,

	2003	2002

Cash Flow from Operating Activities:

Net Loss	$(18,800)	(18,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net losses of operating Partnerships	—	—
Change in assets and liabilities:
Decrease in accounts payableand accrued expenses	0	(1,671)
Increase is due to affiliates	18,800	20,470

Net Cash Used in Operating Activities	$0	$(47)

Net Decrease in Cash	$0	$(47)
Cash at Beginning of Period	0	47

Cash at End of Period	$0	$0

The accompanying notes are an integral part of this statement.

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND II
a California limited partnership

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE PARTNERSHIP AND ITS ORGANIZATION:

Century Pacific Tax Credit Housing Fund II, a California limited partnership (the “Partnership” or “CPTCHF II”) was formed on September 2, 1988 for the purpose of raising capital and selling limited partnership interests and then acquiring limited partnership interests in partnerships (the “Operating Partnerships”) owning and operating existing residential apartment properties (the “Properties”).

The general partners of the Partnership are Century Pacific Capital II Corporation, a California corporation, (“CPII”) and Irwin Jay Deutch, an individual (collectively, the “General Partners”). The General Partners and affiliates of the General Partners (the “General Partners and Affiliates”) have interest in the Partnership and receive compensation from the Partnership and the Operating Partnerships (Note 3).

The Properties qualify for the “Low-Income Housing Tax Credit” established by Section 42 of the Tax Reform Act of 1986 (the “Low-Income Housing Tax Credit”). These properties are leveraged low-income multifamily residential complexes and some receive one or more forms of assistance from federal, state or local governments, or agencies (the “Government Agencies”) while others do not receive any subsidy from Government Agencies although some may have mortgage loans insured by a Government Agency.

In September 1988, the Partnership began raising capital from sales of limited partnership interests, at $1,000 per unit. The limited partnership offering closed as of December 31, 1989, with 5,754 units having been sold.

As of September 30, 2003, the Partnership has acquired limited partnership interest of 90% in Washington Courts Limited Partnership and 60% in Laurel-Clayton Limited Partnership, two existing Operating Partnerships which own apartment rental properties. The interest in Washington Courts Limited Partnership was sold in September 2003. The Partnership did not receive any proceeds from this sale.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Tax Credit Housing Fund II (the Company) as of September 30, 2003 and March 31, 2003 (the March 31, 2003 financial information included herein has been extracted from the Company’s audited financial statements on Form 10-K) and for the three and six months ended September 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnerships management, all adjustments (consisting of only normal recurring (adjustments) considered necessary to present fairly the financial statements have been made.

Back to Contents

The statement of operations for the three and six months ended September 30,2003 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on Form 10-K for the year ended March 31, 2003.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Back to Contents

NOTE 3 – TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL PARTNERS:

The General Partners of the Partnership are CPII and Irwin Jay Deutch. Century Pacific Placement Corporation (“CPPC”), an affiliate of the General Partners, served as the broker-dealer-manager for sales of the limited partnership interests in the Partnership. Century Pacific Realty Corporation (“CPRC”), an affiliate of CPII, is a general partner in each of the Operating Partnerships. The General Partners have an aggregate one percent interest in the Partnership. CPRC has a one-half percent interest in each of the Operating Partnerships.

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

NOTE 4 – INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating Partnerships:

	September 30,	March 31,
	2003	2003

Cash Contribution to Operating Partnerships to fund purchase of beneficial interest in Properties	$4,536,020	$4,536,020

Equity in net losses of Operating Partnerships	(4,536,020)	(4,536,020)

	$0	$0

The Property in which the Operating Partnership holds a beneficial interest at September 30, 2003 is as follows:

Name of
Operating Partnership	Property Name	Location

Laurel-Clayton, L.P.	Plumley Village	Worcester,
Massachusetts

Back to Contents

The following combined statement of operations is prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended September 30, 2003 and September 30, 2002 and for the six months ended September 30, 2003 and September 30,2002.

COMBINED STATEMENT OF OPERATIONS OF PROPERTIES
ACQUIRED BY THE OPERATING PARTNERSHIPS IN WHICH
CENTURY PACIFIC TAX CREDIT HOUSING FUND II HAS INVESTED
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

REVENUES:

Rental Income	$1,380,092	$1,351,242	$2,752,934	$2,684,485
Other	7,442	41,860	99,511	77,759

	1,387,534	1,393,102	2,852,445	2,762,244

EXPENSES:

Operating, General and Administrative	703,330	1,034,447	1,831,463	2,144,303
Depreciation	254,603	269,303	567,124	538,606
Interest	553,608	115,451	772,838	230,902

	1,511,541	1,419,201	3,092,466	2,913,811

Net Loss	$(124,007)	$(26,099)	(240,021)	$(151,567)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

PLUMLEY VILLAGE – Worcester, Massachusetts

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

WASHINGTON COURTS – Chicago, Illinois

Washington Courts consists of 103 units on several sites in the Austin neighborhood of Chicago. The property is convenient to banks, schools, churches and commercial areas.

The property averaged a 90% occupancy rate during the quarter. Cash flow was sufficient to cover operating expenses. Property rents were adjusted in September 1998 with annual gross potential rental revenue of approximately $1,045,728. The property was sold on September 15, 2003 for $7,110,669 an amount equal to its debt.

Back to Contents

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     As of September 30, 2003, the Partnership’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the end of the period covered by this report. Based on that evaluation, they have concluded that the Partnership’s current disclosure controls and procedures are effective in timely providing them with material information relating to the Partnership required to be disclosed in the reports the Partnership files or submits under the Exchange Act.

Back to Contents

     (b) Changes in Internal Controls

     During the period covered by this report, there have not been any significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses, and, therefore, no corrective actions were taken.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

     (b) Reports on Form 8-K

     None

Back to Contents

* * * SIGNATURE * * *

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PACIFIC TAX CREDIT HOUSING FUND II a California limited partnership

By:	Century Pacific Capital II Corporation,
a California Corporation

General Partner

/s/Irwin J. Deutch
By:
Irwin J. Deutch, President

Back to Contents

EXHIBITS

Exhibit
Number	Description

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith