Form 10-Q
period 2003-12-31
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2004-07-28
CIK 840258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2003

Commission file number 33-24537

     CENTURY PACIFIC TAX CREDIT HOUSING FUND II
(Exact name of registrant as specified in its charter)

CALIFORNIA	95-4178283
(State of other jurisdiction of	(IRS Employer
incorporation of organization)	Identification Number)
1 E. Stow Road	08053
Marlton, NJ	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (856) 596-3008

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

Yes             No

Indicate by check mark in whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No

Back to Contents

SIGNATURE

CERTIFICATIONS

EXHIBITS

Back to Contents

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CENTURY PACIFIC TAX CREDIT HOUSING FUND II

BALANCE SHEET
(Unaudited)

	December 31,	March 31,
	2003	2003

ASSETS

Cash	$0	$0
Advance to General Partners	871	871
Investments in Limited Partnerships (Note 4)	0	0

	$871	$871

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts Payable and Accrued Expenses	$5,800	$5,800
Amounts Payable to Related Parties (Note 3)	2,297,295	2,269,095
Advance from Affiliates	40,594	40,594

	2,343,689	2,315,489

Commitments and Contingencies

Partners' Equity (Deficit), per accompanying statement
General Partners	(72,482)	(72,200)
Limited Partners, $1,000 stated value per unit, 25,000 units authorized, 5,754 units issued and outstanding	(2,270,336)	(2,242,418)

	(2,342,818)	(2,314,618)

	$871	$871

The accompanying notes are an integral part of this statement.

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND II

STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

REVENUES:
Other income	$0	$0	$0	$0

	0	0	0	0

EXPENSES:
General & Adm. (Note 3)	9,400	8,984	28,200	27,830
Equity in Net Losses of Operating Partnership (Note 4)	0	0	0	0

	9,400	8,984	28,200	27,830

Net Loss	$(9,400)	$(8,984)	$(28,200)	$(27,830)

Allocation of net Loss
General Partners	$(94)	$(90)	$(28)	$(278)
Limited Partners	(9,306)	(8,894)	(28,172)	(27,552)

	$(9,400)	$(8,984)	$(28,200)	$(27,830)

Net Loss Per Unit of Limited Partnership Interest	$(2)	$(2)	$(5)	$(5)

Average Number of Units Outstanding	5,754	5,754	5,754	5,754

The accompanying notes are an integral part of this statement.

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND II

STATEMENT OF PARTNERS' EQUITY (DEFICIT)
December 31, 2003
(Unaudited)

	General	Limited
	Partners	Partners	Total

Balance at March 31, 2003	$(72,200)	$(2,242,418)	$(2,314,618)

Net Loss	(282)	(27,918)	(28,200)

Equity (Deficit) at December 31, 2003	$(72,482)	$(2,270,336)	$(2,342,818)

Percentage Interest December 31, 2003	1%	99%	100%

The accompanying notes are an integral part of this statement.

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND II

STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2003	2002

Cash Flow from Operating Activities

Net Loss	$(28,200)	$(27,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net losses of operating partnerships	—	—
Change in assets and liabilities:
Decrease in accounts payable and accrued expenses	—	(1,671)
Increase in due to affiliates	28,200	29,454

Net Cash Used in Operating Activities	$0	$(47)

Net Decrease in Cash	$0	$(47)
Cash at Beginning of Period	0	47

Cash at End of Period	$0	$0

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

As of December 31, 2003, the Partnership had acquired limited partnership interest of 90% in Washington Courts Limited Partnership and 60% in Laurel-Clayton Limited Partnership, two existing Operating Partnerships which own apartment rental properties. The interest in Washington Courts Limited Partnership was sold in September 2003. The Partnership did not receive any proceeds from this sale.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Tax Credit Housing Fund II (the “Partnership”) as of December 31, 2003 and March 31, 2003 (the March 31, 2003 financial information included herein has been extracted from the Partnership's audited financial statements on Form 10-K) and for the three and nine months ended December 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

Back to Contents

The statement of operations for the three and nine months ended December 31,2003 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on Form 10-K for the year ended March 31, 2003.

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

NOTE 4 – INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating Partnerships:

	December 31, 2003	March 31, 2003

Cash Contribution to Operating Partnerships to fund purchase of beneficial interest in Properties	$2,426,000	$4,536,020

Equity in net losses of Operating Partnerships	(2,426,000)	(4,536,020)

	$0	$0

Back to Contents

The Property in which the Operating Partnership holds a beneficial interest is as follows:

Name of Operating Partnership	Property Name	Location

Laurel-Clayton, L.P.	Plumley Village	Worcester, Massachusetts

The following combined statement of operations is prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended December 31, 2003 and December 31, 2002 and for the nine months ended December 31, 2003 and December 31, 2002.

COMBINED STATEMENT OF OPERATIONS OF PROPERTIES
ACQUIRED BY THE OPERATING PARTNERSHIPS IN WHICH
CENTURY PACIFIC TAX CREDIT HOUSING FUND II HAS INVESTED
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

REVENUES:

Rental Income	$1,205,294	$1,333,243	$3,958,228		$4,017,728
Other	49,117	35,899	148,628		113,658

	1,254,411	1,369,142	4,106,856		4,131,386

EXPENSES:

Operating, General and Administrative	879,114	910,008	2,710,577		3,054,311
Depreciation	226,290	269,303	764,455		807,909
Interest	233,915	115,451	956,753		346,353

	1,339,319	1,294,762	4,431,785		4,208,573

Net Loss	$(84,908)	$(74,380)	$(324,929)	$	(77,187)

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

Back to Contents

WASHINGTON COURTS – Chicago, Illinois

Washington Courts consists of 103 units on several sites in the Austin neighborhood of Chicago. The property is convenient to banks, schools, churches and commercial areas.

The property averaged a 90% occupancy rate during the quarter. Cash flow was sufficient to cover operating expenses. Property rents were adjusted in September 1998, with an annual gross potential rental revenue of approximately $1,045,728. The property was sold on September 15, 2003 for $7,110,669, an amount equal to its debt.

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

Back to Contents

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Due to the nature of our foregoing operations, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     As of December 31, 2003, the Partnership's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, they have concluded that the Partnership's current disclosure controls and procedures are effective in timely providing them with material information relating to the Partnership required to be disclosed in the reports the Partnership files or submits under the Exchange Act.

     (b) Changes in Internal Controls

     During the period covered by this report, there have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses, and, therefore, no corrective actions were taken.

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

Date: July 1, 2004	CENTURY PACIFIC TAX CREDIT HOUSING FUND II a California limited partnership

	By:	Century Pacific Capital II Corporation,
a California Corporation
General Partner

	By:	/s/Irwin J. Deutch

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