Form 10-K
period 2004-03-31
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2005-01-25
CIK 840258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

COMMISSION FILE NUMBER 33-24537

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

A CALIFORNIA LIMITED PARTNERSHIP
I.R.S. EMPLOYER IDENTIFICATION NO. 95-4178283
1 E. Stow Road, Marlton, NJ 08053

REGISTRANT'S TELEPHONE NUMBER:

(856) 596-3008

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

Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to part III of this Form 10-K or any amendment to this Form 10-K .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes                        No

No market exists for the limited partnership interests of the registrant, and therefore, no aggregate market value can be determined.

Documents Incorporated by Reference

Registrant's Prospectus dated January 4, 1989, as amended (the Prospectus) and the Registrant's Supplement No. 2 dated November 21, 1989 to Prospectus dated January 4, 1989 (Supplement No. 2) but only to the extent expressly incorporated by reference in Parts I through IV hereof. Capitalized terms which are not defined herein have the same meaning as in the Prospectus.

Back to Contents

Back to Contents

PART I

ITEM 1. BUSINESS

Century Pacific Tax Credit Housing Fund-II (CPTCHF-II or the Partnership) was formed on September 2, 1988 as a limited partnership under the laws of the State of California to invest in multifamily housing developments (the Properties). The Partnership's business is to invest primarily in other limited partnerships (Operating Partnerships) that are organized for the purposes of either constructing or acquiring and operating existing affordable multifamily rental apartments (the Properties) that are eligible for the Low Income Housing Tax Credit, or to a lesser extent, the Rehabilitation Tax Credit, both enacted by the Tax Reform Act of 1986 (sometimes referred to as Credits or Tax Credits). The Partnership has invested in one Property which qualifies for the Low Income Housing Tax Credit. This Property receives one or more forms of assistance from Federal, state or local governments. A summary of the Partnership's objectives and a summary of the Tax Credits are provided in the Prospectus under "Investment Objectives and Policies" and "Federal Income Tax Aspects" on pages 45 and 79, respectively, and are incorporated herein by reference.

The partnership does not employ any persons. The partnership reimburses an affiliate for allocated overhead.

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

The Partnership acquired the Property by investing as the limited partner in an Operating Partnership which owns the Property. As a limited partner, CPTCHF-II's liability for obligations of the Operating Partnerships is limited to its investment. The Partnership made capital contributions to the Operating Partnership in an amount sufficient to pay the Operating Partnership’s expenses and to reimburse the General Partners for their costs incurred in forming the Operating Partnership, if any, and acquiring the Property. For the acquisition, this typically included a cash down payment (in one or more installments), acceptance of the Property's mortgage indebtedness, and execution of a Purchase Money Note in favor of the seller of the Property.

Back to Contents

The Partnership's primary objective is to provide Low-Income Housing Tax Credits to its limited partners generally over a 10-year period. The Partnership's Operating Partnership has been allocated, by the relevant state tax credit agency, an annual amount of the Low-Income Housing Tax Credits for 10 years from the date the Property was placed in service. The required holding period of the Properties is 15 years (the Compliance Period). The Property must satisfy rent restriction, tenant income limitations and other requirements (the Low-Income Housing Tax Credit Requirements) in order to maintain eligibility for recognition of the Low-Income Housing Tax Credits at all times during the Compliance Period. Once an Operating Partnership has become eligible for the Low-Income Housing Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-Income Housing Tax Credit Requirements. To date, the Operating Partnership has not suffered an event of recapture of Low-Income Housing Tax Credit.

ITEM 2. PROPERTY

As of March 31, 2004, CPTCHF-II had an acquired equity interest in the Operating Partnership set forth in the table below. The Property acquired by the Operating Partnership receives benefits under government assistance programs provided by HUD. The table below summarizes the Operating Partnership acquired and the government assistance programs benefiting the Property. Further information concerning this Property may be found in Supplement No. 2 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.

				Capital Contribution
				Obligation

Property Name, Location and Rental Units	Average Occupancy Calendar Year 2003	Date of Acquisition of Interest	Percent Interest in Operating Partnership	Total at March 31, 2004	Paid through March 31, 2004

Plumley Village
Boston, MA
430 Residential
Units	99%	8/1/89	60%	$1,648,026	$1,648,026

	December 31, 2003

					Government Assistance Program
	Mortgage Notes	Residual Note	Purchase Note	Other Note

Plumley Village
Boston, MA
430 Residential					HUD Section 236
Units	$6,187,198	$5,391,987	$8,977,739	$405,895	Section 8

Back to Contents

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, there were no pending legal proceedings against CPTCHF-II or the Operating Partnership in which it has invested.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of the date of this report, there were no submissions of matters to a vote of security holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS

There is at present no public market for the units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interests" on pages 24 and 52 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of December 22, 2004 was approximately 513, holding 5,754 units.

As of December 22, 2004, there were no cash distributions.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below, insofar as they relate to each of the three years ended March 31, 2004, and as of March 31, 2004 and 2003, are derived from, and are qualified by reference to, our audited financial statements included herein and should be read in conjunction with those financial statements and the notes thereto. The selected financial data as of March 31, 2002, 2001 and 2000 and for the years ended March 31, 2001 and 2000 are derived from audited financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.

	Year Ended March 31,

OPERATIONS	2004	2003	2002	2001	2000

Revenues	$—	$—	$—	$500	$500

Operating Expenses	(40,900)	(207,622)	(209,084)	(189,874)	(192,624)
Equity in Net Losses of
Operating Partnerships				(430,306)	(251,269)

Net Loss	$(40,900)	$(207,622)	$(209,084)	$(619,680)	$(443,393)

Net Loss per Unit of
Limited Partnership
Interest	$(7.11)	$(36)	$(36)	$(108)	$(77)

	Year Ended March 31,

FINANCIAL POSITION	2004	2003	2002	2001	2000

Total Assets	$871	$871	$918	$3,433	$433,553

Back to Contents

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

As of March 31, 2004, the Partnership portfolio consists of one Property with 430 units.

The government restricts rental rate increases. A substantial amount of the revenue generated by this property comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all low-income housing properties, limit the pool of potential buyers for these real estate assets. As a limited partner of the Operating Partnership, the Partnership does not control property disposition decisions. At the present time, management is aware of intentions of the general partners to sell the investment property in the near future.

The Partnership is currently experiencing a liquidity problem. Under the Partnership Agreement, the Partnership is entitled to receive distributions of surplus cash from the Operating Partnership which is to provide the funds necessary for the Partnership to meet its administrative expenses and pay the Partnership management fee. At the present time, the Operating Partnership has not generated sufficient cash distributions to fund the Partnership's expenses. As a result of the foregoing, the Partnership has been dependent upon its affiliates and the General Partners for continued financial support to meet its expenses. Though there can be no assurance, management believes that affiliates and/or the General Partners, though not required to do so, will continue to fund operations of the Partnership and defer receipt of payment of allocated overhead administrative expenses and partnership management fees. Allocated administrative expenses paid or accrued to affiliates and the General Partners represent reimbursement of the actual cost of goods and materials used for or by the Partnership, salaries, related payroll costs and other administrative items incurred or allocated, and direct expenses incurred in rendering legal, accounting/bookkeeping, computer, printing and public relations services. Items excluded from the overhead allocation include overhead expenses of the General Partners, including rent and salaries of employees not specifically performing the services described above. Unpaid allocated administrative expenses and partnership management fees, an annual amount up to .5% of invested assets, will accrue for payment in future operating years.

Back to Contents

The Partnership is not expected to have access to any significant sources of financing. Accordingly, if unforeseen contingencies arise that cause an Operating Partnership to require additional capital to sustain operations, in addition to that previously contributed by the Partnership, the source of the required capital needs may be from (i) limited reserves from the Partnership (which may include distributions received from the Operating Partnership that would otherwise be available for distribution to partners), (ii) debt financing at the Operating partnership level (which may not be available), or (iii) additional equity contributions from the general partner of the Operating Partnership (which may not be available). There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements which may be necessary to sustain the operations of the Operating Partnership.

Contractual Obligations

The Operating Partnership’s contractual cash obligations and other commercial commitments at March 31, 2004 are summarized in the following table:

		Mortgage Payable

	LESS THAN			AFTER
TOTAL	1 YEAR	1-3 YEARS	4-5 YEARS	5 YEARS

$5,761,192	$463,660	$1,053,894	$1,248,436	$2,995,202

The Partnership is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of the Partnership, who are subject to federal income tax, may be affected by the Tax Reform Act of 1986, the Omnibus Budget Reconciliation Act of 1987, the Technical and Miscellaneous Revenue Act of 1988, the Omnibus Budget Reconciliation Act of 1989 and the Omnibus Budget Reconciliation Act of 1990 and all subsequent tax acts (collectively the Tax Acts). The Partnership will consider the effect of certain aspects of the Tax Acts on the partners when making investment decisions. The Partnership does not anticipate that the Tax Acts will have a material adverse impact on the Partnership's business operations, capital resources, plans or liquidity.

Results of Operations

The fiscal year of the Partnership ends on March 31 of each year, however, the fiscal year of the Operating Partnership ends on December 31. Therefore, the earnings and losses of the Operating Partnership reflected on the equity method in the Partnership's financial statements for its current fiscal year are for the calendar year ended December 31, 2003.

2004 Compared to 2003

For the fiscal year ended March 31, 2004, the Partnership recorded a net loss of approximately $41,000, as compared to a net loss of approximately $208,000 for the prior fiscal year. The decrease in net loss is the result of the elimination of management fees as an expense, due to the general partner’s waiver of such fee for fiscal year 2004.

Back to Contents

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from the investment properties when losses exceed the Partnership's equity method basis in this property.

Combined rental revenue of the Operating Partnerships decreased during the current calendar year. The average occupancy level for Plumley Village remained constant at 99% in calendar year 2003. The total expenses of the operating properties increased by approximately $219,000 in the current year primarily due to increases in interest expense, utilities and management fees.

In 2003, one of the Operating Partnerships sold the following property:

OPERATING			DATE	SELLING	BASIS OF ASSET
PARTNERSHIP	PROJECT NAME	LOCATION	SOLD	PRICE	SOLD	GAIN

Washington	Washington Courts
Courts LP	Apts.	Chicago, IL	9/16/2003	$7,123,996	$6,139,302	$984,694

This property was sold at its fair market value which was less than the existing debt on the property.

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

In the aggregate, combined rental revenue of the Operating Partnerships increased during calendar year 2003. The average occupancy level for Plumley Village remained constant at 99% in calendar year 2002, but Washington Court increased to 94% occupancy level in calendar year 2003. The combined total expenses of the two operating properties decreased by approximately $43,000 in calendar year 2003 primarily due to decreases in interest, repairs and maintenance and management fees offset with increases in utilities, other operating expenses and depreciation.

Inflation

Inflation is not expected to have a material adverse impact on the Partnership's operations during its period of ownership of the Properties.

Other

The Partnership's operations are not subject to any significant seasonal fluctuations. The Partnership believes it is in compliance with environmental regulations and does not anticipate material effects of continued compliance.

Back to Contents

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The financial statements together with the report of the independent auditors thereon are set forth on the pages indicated in ITEM 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 28, 2004, the prior auditors, Rubin Brown, Gornstein & Co., LLP (“Rubin”) were dismissed as auditors for the Partnership. The decision to change accountants was approved by the general partners of the Partnership. Rubin’s report on the Partnership’s financial statements for the years ended March 31, 2003 and 2002 contained a modification as to uncertainty of the Partnership to continue as a going concern. Rubin’s report on the above mentioned financial statements contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, other than those previously discussed.

Effective July 28, 2004, the Partnership engaged Asher & Company, Ltd. (Asher) to perform the audit of the Partnership’s financial statements as of and for the year ended March 31, 2004.

There are no known disagreements on any matter of accounting principles or practices or financial statement disclosure with current or predecessor auditors.

ITEM 9a. CONTROLS AND PROCEDURES

As of the end of the period reported in this report, an evaluation was carried out, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

Back to Contents

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

Following is biographical information on Mr. Deutch and the Executive Officers of CPII:

IRWIN JAY DEUTCH

Irwin Jay Deutch, age 63, is Chairman of the Board, President, and ChiefExecutive Officer of Century Pacific Realty Corporation (CPRC), a General Partner of the Operating Partnerships that own the Properties in which CPTCHF-II has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multifamily properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing. In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

10

Back to Contents

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

KEY OFFICERS OF CPII AND AFFILIATES

JAMES V. BLEILER

Mr. Bleiler is the Chief Financial Officer of CPRC. He previously was a Senior Auditor for Arthur Anderson & Company, Controller for Atlantic Aviation Corporation, and Assistant Controller for Provident National Bank. He has over 36 years of diversified experience in real estate accounting and commercial banking. Mr. Bleiler holds a Bachelor of Science degree in Accounting from Widener University, and is a Certified Public Accountant.

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

As of March 31, 2004, a third-party buyer had entered into a conditional contract to acquire CP Equity, CP Capital, CP Realty, and their affiliated companies and partnerships from Deutch's family trust. As of March 31, 2004, these acquisitions had not yet occurred, but are anticipated to occur in 2005.

Back to Contents

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

a.	AUDIT FEES. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Partnership’s annual financial statements and review of the financial statements included in the Partnership’s Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $14,700 in 2004 and $7,000 in 2003.

b.	AUDIT RELATED FEES. There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the Partnership’s financial statements.

c.	TAX FEES. The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services amounted to $0 in 2004 and $2,500 in 2003.

d.	ALL OTHER FEES. There were no fees billed in each of the last two fiscal years for products and services provided by the principal accountant other than the services reported in the three preceding paragraphs.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Exhibits and financial statement schedules

	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm as
		of March 31, 2004	F-1

Report of Independent Registered Public Accounting Firm as
		of March 31, 2003 and 2002	F-2

		Balance Sheets as of March 31, 2004 and 2003	F-3

Statements of Operations for the Years Ended March 31,
		2004, 2003 and 2002	F-4

Statements of Partners' Deficit for the
		Years Ended March 31, 2004, 2003 and 2002	F-5

Statements of Cash Flows for the Years Ended March 31,
		2004, 2003 and 2002	F-6

		Notes to Financial Statements	F-7

Back to Contents

(2)	Financial Statement Schedules:

Schedule III - Real Estate and Accumulated Depreciation of
Operating Partnerships in which CPTCHF-II has Limited
	Partnership Interests	F-15
Notes to Schedule III - Real Estate and Accumulated
Depreciation of Operating Partnerships in which
	CPTCHF-II has Limited Partnership Interests	F-15
Schedule IV - Mortgage Loans on Real Estate of Operating
Partnerships in which CPTCHF-II has Limited Partnership
	Interests	F-17
Notes to Schedule IV - Mortgage Loans on Real Estate of
Operating Partnerships in which CPTCHF-II has Limited
	Partnership Interests	F-17

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(b)	Reports on Form 8-K

Not applicable

(c)	Exhibits

	31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

	31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

	32.1	Certification Pursuant to 18 U.S.C. Section 1350,
as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002*

	32.2	Certification Pursuant to 18 U.S.C. Section 1350,
as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002*

(d)	Financial Statement Schedule

Not applicable

* Filed herewith

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Century Pacific Tax Credit Housing Fund - II

We have audited the accompanying balance sheet of Century Pacific Tax Credit Housing Fund - II as of March 31, 2004, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Tax Credit Housing Fund - II as of March 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ASHER & COMPANY, LTD.

Philadelphia, Pennsylvania
October 11, 2004

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Century Pacific Tax Credit Housing Fund - II

We have audited the accompanying balance sheet of Century Pacific Tax Credit Housing Fund - II as of March 31, 2003, and the related statements of operations, partners' deficit and cash flows for each of the two years in the period ended March 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Tax Credit Housing Fund - II as of March 31, 2003 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ RUBIN, BROWN, GORNSTEIN & CO. LLP

St. Louis, Missouri
June 3, 2003

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND II

BALANCE SHEETS

ASSETS
	March 31,

	2004	2003

Cash	$—	$—
Advance to a general partner (Note 4)	871	871
Investments in operating partnerships (Note 5)	—	—

TOTAL ASSETS	$871	$871

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
Accounts payable and accrued expenses	$5,800	$5,800
Due to affiliates (Note 4)	2,309,995	2,269,095
Loan payable – affiliate (Note 4)	40,594	40,594

TOTAL LIABILITIES	$2,356,389	$2,315,489

COMMITMENTS AND CONTINGENCIES (Note 6)

PARTNERS' DEFICIT
General partners	(72,609)	(72,200)
Limited partners, $1,000 stated value per unit,
25,000 units authorized, 5,574 units issued
and outstanding	(2,282,909)	(2,242,418)

TOTAL PARTNERS’ DEFICIT	(2,355,518)	(2,314,618)

	$871	$871

See the accompanying report letter and notes to financial statements.

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND II

STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED MARCH 31,

	2004	2003	2002

REVENUES
Transfer fees	$—	$—	$—

EXPENSES
Partnership management fee – affiliate	—	162,091	159,321
(Note 4)
Allocated overhead expenses – affiliate	37,600	37,600	37,600
(Note 4)
Other general and administrative
expenses	3,300	7,931	12,163

TOTAL EXPENSES	$40,900	$207,622	$209,084

LOSS BEFORE EQUITY IN NET LOSSES OF
OPERATING PARTNERSHIPS	(40,900)	(207,622)	(209,084)

EQUITY IN NET LOSSES OF OPERATING
PARTNERSHIPS (NOTE 5)	—	—	—

NET LOSS	$(40,900)	$(207,622)	$(209,084)

ALLOCATION OF NET LOSS
General partners	$(40,491)	$(2,076)	$(2,091)
Limited partners	(409)	(205,546)	(206,993)

	$(40,900)	$(207,622)	$(209,084)

NET LOSS PER UNIT OF LIMITED
PARTNERSHIP INTEREST	$(7.11)	$(36)	$(36)

AVERAGE NUMBER OF OUTSTANDING UNITS	5,754	5,754	5,754

See the accompanying report letter and notes to financial statements.

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND II

STATEMENTS OF PARTNERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

	GENERAL	LIMITED
	PARTNERS	PARTNERS	TOTAL

PARTNERS' DEFICIT APRIL 1, 2001	$(68,033)	$(1,829,879)	$(1,897,912)

NET LOSS	(2,091)	(206,993)	(209,084)

PARTNERS' DEFICIT MARCH 31, 2002	(70,124)	(2,036,872)	(2,106,996)

NET LOSS	(2,076)	(205,546)	(207,622)

PARTNERS' DEFICIT MARCH 31, 2003	(72,200)	(2,242,418)	(2,314,618)

NET LOSS	(409)	(40,491)	(40,900)

PARTNERS' DEFICIT MARCH 31, 2004	$(72,609)	$(2,282,909)	$(2,355,518)

PERCENTAGE INTEREST MARCH 31, 2004	1%	99%	100%

See the accompanying report letter and notes to financial statements.

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND II

STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED MARCH 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(40,900)	$(207,622)	$(209,084)

Adjustments to reconcile net loss
to net cash used in operating
activities:
Equity in net losses of
operating partnerships	—	—	—
Change in assets and liabilities:
Increase (decrease) in
accounts payable and
accrued expenses	—	1,629	(1,629)
Increase in due to affiliates	40,900	205,946	208,198

NET CASH USED IN
OPERATING ACTIVITIES	$—	$(47)	$(2,515)

NET DECREASE IN CASH	$—	$(47)	$(2,515)

CASH – BEGINNING OF YEAR	—	47	2,562

CASH – END OF YEAR	$—	$—	$47

NET LOSS PER UNIT OF LIMITED
PARTNERSHIP INTEREST	$—	$—	$—

AVERAGE NUMBER OF OUTSTANDING UNITS	5,754	5,754	5,754

See the accompanying report letter and notes to financial statements.

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2004, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Partnership maintains its financial records on the tax basis. Memorandum entries, while not recorded in the records of the Partnership, have been made in order to prepare the financial statements in accordance with accounting principles generally accepted in the United States of America.

On August 7, 1991, management of the Partnership changed from a calendar year end to a fiscal year end of March 31 for financial reporting purposes. Accordingly, the Partnership’s quarterly periods end June 30, September 30 and December 31. The Operating Partnerships, for financial reporting purposes, have a calendar year. The Partnership, as well as the Operating Partnerships, has a calendar year for income tax purposes.

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

INVESTMENTS IN OPERATING PARTNERSHIPS

The Partnership uses the equity method to account for its investments in the Operating Partnerships (Note 4). Under the equity method of accounting, the investments are carried at cost and adjusted for the Partnership’s share of the Operating Partnerships’ results of operations and by cash distributions received. Equity in the loss of each Operating Partnership allocated to the Partnership is not recognized to the extent that the investment balance would become negative.

SYNDICATION COSTS

Public offering costs have been recorded as a direct reduction to the capital accounts of the Limited Partners.

Back to Contents

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

The general partners of the Partnership are Century Pacific Capital II Corporation, a California corporation (CPII), and Irwin Jay Deutch, an individual (collectively, the general partners). The general partners and affiliates of the general partners (the general partners and affiliates) have interests in the Partnership and receive compensation from the Partnership and the Operating Partnerships (Note 4).

The Properties qualify for the Low-Income Housing Tax Credit established by Section 42 of the Tax Reform Act of 1986 (the Low-Income Housing Tax Credit). These properties are leveraged low-income multifamily residential complexes and receive one or more forms of assistance from federal, state or local governments, or agencies (the Government Agencies).

In September 1988, the Partnership began raising capital from sales of limited partnership interests, at $1,000 per unit, to limited partners.The Partnership authorized the issuance of a maximum of 25,000 Partnership Units of which 5,754 were subscribed and issued. The limited partnership interest offering closed as of December 31, 1989.

As of March 31, 2004, the Partnership has an acquired limited partnership interest of 60% in Laurel-Clayton Limited Partnership, an existing Operating Partnership which owns an apartment rental property.

F-8

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

Notes To Financial Statements (Continued)

3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership's Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, as of March 31, 2004, the Partnership has incurred allocated loss from its Operating Partnership to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

Management maintains that the general partners and affiliates, though not required to do so, will continue to fund current operations by deferring payment to related parties of allocated overhead expenses, and by funding any Partnership operating costs. Unpaid allocated overhead expenses will accrue and become payable when the Operating Partnerships either generate sufficient cash distributions to the Partnership to cover such expenses or when the Operating Partnerships are sold. At the present time, the general partners are making a conscious effort to sell these properties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL PARTNERS

Century Pacific Placement Corporation (CPPC), an affiliate of the general partners, served as the broker-dealer-manager for sales of the limited partnership interests in the Partnership. Century Pacific Realty Corporation (CPRC), an affiliate of CPII, is a general partner in the Operating Partnership.

The general partners have an aggregate one percent interest in the Partnership. CPRC has a one-half percent interest in each of the Operating Partnerships.

The general partners and affiliates receive compensation and reimbursement of expenses from the Partnership, as set forth in the limited partnership agreement, for their services in managing the Partnership and its business. Pursuant to the partnership agreement, the Partnership is required to pay CPII an annual management fee for its services in connection with the management of the affairs of the Partnership. The annual management fee is equal to .5% of invested assets (as defined by the partnership agreement). CPII has waived this fee for fiscal year 2004. The general partners and affiliates also receive compensation and reimbursement of expenses from the Operating Partnerships. This compensation and reimbursement includes services provided to the Partnership during its offering stage, acquisition stage and operational stage. The general partners have waived any disposition fees earned from the sale of Washington Courts in fiscal year 2004.

F-9

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

Notes To Financial Statements (Continued)

The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 2004, 2003 and 2002 as follows:

	2004	2003	2002

Fees and reimbursement from the
Partnership:

Partnership management fee
(CPII)	$0	$162,091	$159,321

Reimbursement for overhead
allocated from Century Pacific
Equity Corporation (CPEC)	37,600	37,600	37,600

	$37,600	$199,691	$196,921

At March 31, 2004 and 2003, unsecured non-interest bearing amounts due to affiliates consist of fees and certain general and administrative costs payable by the Partnership to the general partners and affiliates totaling $1,741,741 and $1,695,781, respectively.

At March 31, 2004 and 2003, CPII owed the Partnership for an unsecured, non-interest bearing advance of $871.

At March 31, 2004 and 2003, CPRC was owed $40,594 for a non-interest bearing, demand, cash advance to the Partnership.

As of March 31, 2004 and 2003, CPII was owed $568,254 for a non-interest bearing, demand cash advance made to the Partnership.

The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash. At March 31, 2004 and 2003, the Partnership had no outstanding advances due to the general partners.

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

Notes To Financial Statements (Continued)

5. INVESTMENTS IN OPERATING PARTNERSHIPS

At March 31, 2004 and 2003, the Partnership owned limited partnership interests in Operating Partnerships, one and two respectively, which are invested in a Property. One property was sold in September 2003.

The Partnership's equity in net operating losses in these Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.

The name and location of the Property in which the Operating Partnership holds a beneficial interest is as follows:

NAME OF	NAME AND
OPERATING PARTNERSHIP	LOCATION OF PROPERTY

Laurel-Clayton Limited Partnership	Plumley Village
Boston, Massachusetts

A summarized combined balance sheet as of December 31, 2003 and 2002 and statements of operations of the aforementioned Operating Partnerships for the years then ended is as follows:

CENTURY PACIFIC TAX CREDIT HOUSING FUND II

BALANCE SHEET

ASSETS

	2003	2002

Cash	$483,213	$700,907
Reserve for replacements	989,007	940,464
Land and buildings	13,774,982	17,940,488
Other assets	587,761	1,346,977

	$15,834,963	$20,928,836

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

Notes To Financial Statements

BALANCE SHEET (Continued)

LIABILITIES AND PARTNERS' DEFICIT

	2003	2002

Notes payable	$20,526,619	$26,008,201
Other liabilities	573,943	1,481,300

	21,100,562	27,489,501
Partners' deficit	(5,265,599)	(6,560,665)

	$15,834,963	$20,928,836

COMBINED STATEMENT OF OPERATIONS
	2003	2002

REVENUES
Rental income	$5,463,504	$5,491,368
Cancellation of debt	1,173,908	—
Gain on sale	984,694	—
Other income	196,046	368,276

TOTAL REVENUES	7,818,152	5,859,644

EXPENSES
Utilities	1,082,928	981,955
Repairs and maintenance	891,488	1,014,607
Management fees	312,269	273,429
Other operating expense	1,443,514	2,242,540
Interest	1,768,124	676,922
Depreciation and amortization	1,044,535	1,134,247

TOTAL EXPENSES	6,542,858	6,323,700

NET INCOME/(LOSS)	$1,275,294	$(464,056)

Allocation of Gain (Loss)
General Partners and other
Limited Partners	$767,495	$(69,459)
CPTCHF-II	507,799	(394,597)

	$1,275,294	$(464,056)

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

Notes To Financial Statements (Continued)

In 2003, one of the Operating Partnerships sold the following property:

OPERATING			DATE	SELLING	BASIS OF
PARTNERSHIP	PROJECT NAME	LOCATION	SOLD	PRICE	ASSET SOLD	GAIN

Washington Courts LP	Washington Courts Apts.	Chicago, IL	9/16/2003	$7,123,996	$6,139,302	$984,694

This property was sold at its fair market value, which was less than the existing debt on the property.

6.	COMMITMENTS AND CONTINGENCIES

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

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

It is not possible to estimate the fair value of related party receivables, advance from affiliates, or payable to related party since such amounts result from related party transactions, the terms of which may not be available from other sources.

F-13

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II

Notes To Financial Statements (Continued)

8.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The Partnership’s unaudited quarterly financial information is as follows:
		Net Loss
		per Unit of
		Limited
		Partnership
	Net Loss	Interest

Quarter ended:
June 30, 2003	$(9,400)	$(1.63)
September 30, 2003	(9,400)	(1.63)
December 31, 2003	(9,400)	(1.63)
March 31, 2004	(12,700)	(2.21)

Quarter ended:
June 30, 2002	(9,446)	(1.64)
September 30, 2002	(9,400)	(1.63)
December 31, 2002	(8,984)	(1.56)
March 31, 2003	(179,792)	(31.25)

Back to Contents

Schedule III

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
PARTNERSHIPS IN WHICH CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2003

Plumley Village Apartments (1)
Boston, MA
430 Residential Units

COST CAPITALIZED
(DISPOSED OF)
	INITIAL COST TO		SUBSEQUENT		GROSS AMOUNT AT WHICH
	OPERATING PARTNERSHIP		TO ACQUISITION		CARRIED AT CLOSE OF YEAR

ENCUMBRANCES (2)	LAND	BUILDINGS AND IMPROVEMENTS	LAND	BUILDINGS AND IMPROVEMENTS	LAND	BUILDINGS AND IMPROVEMENTS	TOTAL (3)

$20,526,619	$1,100,000	$17,383,785	$—	$7,185,148	$1,100,000	$24,568,933	$25,668,933

			LIFE UPON WHICH DEPRECIATION
ACCUMULATED	DATE OF	DATE	IN LATEST INCOME STATEMENT
DEPRECIATION (3)	CONSTRUCTION	ACQUIRED	IS COMPUTED

BUILDINGS AND
IMPROVEMENTS

$ 11,893,951	1973	9/89	27.5

NOTE 1 – DESCRIPTION OF PROPERTIES

The Property held by the Operating Partnership in which CPTCHF-II has invested is a housing project, primarily for families and elderly or handicapped individuals of low and moderate income.

NOTE 2 – SCHEDULE OF ENCUMBRANCES

	Mortgage	Residual	Purchase
	Notes	Note	Note	Total

Plumley Village Apartments	5,761,192	5,312,165	9,453,262	20,526,619

Back to Contents

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
NOTES TO SCHEDULE III – REAL ESTATE AND ACCUMULATED
DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
CPTCHF-II HAS LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2003

NOTE 3 – RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

		ACCUMULATED
	COST	DEPRECIATION

Balance at December 31, 2000	30,009,807	12,301,112
Additions during year:
Depreciation	—	1,060,317
Improvements	1,854,436	—

Balance at December 31, 2001	31,864,243	13,361,429
Additions during year:
Depreciation	—	1,116,288
Improvements	553,962	—

Balance at December 31, 2002	$32,418,205	$14,477,717

Additions during year:
Depreciation	—	848,101
Improvements	525,989	—
Deletions during year:
Disposition of property	(7,275,261)	(3,431,867)

Balance at December 31, 2003	$25,668,933	$11,893,95	1

Back to Contents

Schedule IV

CENTURY PACIFIC TAX CREDIT HOUSING FUND-II
MORTGAGE LOANS ON REAL ESTATE OF OPERATING
PARTNERSHIPS IN WHICH CPTCHF-II HAS
LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2003

Monthly
			Payments to	Original
		Final	Maturity	Face	Carrying
	Interest	Maturity	(Net of HUD	Amount of	Amount of
Description (1)	Rate	Date	Subsidy)	Mortgage	Mortgage (2)

First Mortgage Assumed:

Laurel-Clayton Limited
Partnership
Plumley Village	8.5%	2012	$ 24,364	$ 10,635,000	$ 5,761,192

NOTE 1 – DESCRIPTION

The Operating Partnership has invested in one Property.

Laurel-Clayton Limited Partnership assumed a mortgage loan obligation from the seller of the Property. The mortgage loan obligation is insured by the United States Department of Housing and Urban Development and is secured by the land and buildings of the Property.

NOTE 2 – RECONCILIATION OF MORTGAGES

	MORTGAGE	RESIDUAL
	LOANS	NOTES

Balance at December 31, 2000	11,886,871	5,114,890
Additions during year:
Accrued interest	—	128,086
Deductions during year:
Payments	393,368	—

Balance at December 31, 2001	11,493,503	5,242,976
Additions during year:
Accrued interest	—	149,011
Deductions during year:
Payments	428,413	—

Balance at December 31, 2002	$11,065,090	$5,391,987
Additions during year:
Accrued interest	—	224,000
Deductions during year:
Payments	(426,006)	(303,822)
Disposition of property	(4,877,892)	—

Balance at December 31, 2003	$5,761,192	$5,312,165

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PACIFIC TAX CREDIT HOUSING
FUND II

January 21, 2005	/s/	Irwin Jay Deutch

Date	By:	Irwin Jay Deutch, as Managing General Partner

and

Century Pacific Capital II Corporation, as Corporate
General Partner and as attorney-in-fact for all Investor
Limited Partners

January 21, 2005	/s/	Irwin Jay Deutch

Date	By:	Irwin Jay Deutch, President

Back to Contents

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith