Form 10-Q
period 2004-06-30
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2005-07-06
CIK 840258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                         Commission File Number 33-24537



                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                               95-4178283
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation of organization)                  Identification No.)

               1 East Stow Road
                 Marlton, NJ                             08053
   (Address of principal executive offices)            (Zip Code)


                                  (856)596-3008
              (Registrant's telephone number, including area code)


                                    No Change
          (Former name or former address, if changed since last report)

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

Yes [ ]           No [X]

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II


                                TABLE OF CONTENTS

                                                                  Page


PART I        FINANCIAL INFORMATION

   Item 1     Financial Statements and Supplementary Data ........  3

   Item 2     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ............ 11

   Item 3     Quantitative and Qualitative Disclosures
                  About Market Risk .............................. 11

   Item 4     Controls and Procedures ............................ 12

PART II       OTHER INFORMATION

   Item 1     Legal Proceedings .................................. 12

   Item 2     Unrestricted Sales of Equity Securities and Use of
                  Proceeds ....................................... 12

   Item 3     Defaults Upon Senior Securities .................... 12

   Item 4     Submission of Matters to a Vote of Security Holders  12

   Item 5     Other Information .................................. 12

   Item 6     Exhibits and Reports on Form 8-K ................... 12

SIGNATURE

CERTIFICATIONS

EXHIBITS

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS



                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                                  BALANCE SHEETS

                                              June 30,     March 31,
                                                2004         2004
                                            (Unaudited)    (Audited)
                                            -----------   -----------
ASSETS

Advance to General Partners                 $       871  $        871
Investments in Limited Partnerships
  (Note 5)                                            0             0
                                            -----------   -----------
                                            $       871   $       871
                                            ===========   ===========

LIABILITIES AND PARTNERS' DEFICIT

Accounts Payable and Accrued Expenses       $     5,800   $     5,800
Amounts Payable to Related Parties
  (Note 4)                                    2,319,395     2,309,995
Advance from Affiliates                          40,594        40,594
                                            -----------   -----------
                                              2,365,789     2,356,389
                                            -----------   -----------

Commitments and Contingencies

Partners' Deficit, per accompanying
  statement
    General Partners                            (72,703)      (72,609)
    Limited Partners, $1,000 stated value
       per unit, 25,000 units authorized,
       5,754 units issued and outstanding    (2,292,215)   (2,282,909)
                                            -----------   -----------
                                             (2,364,918)   (2,355,518)
                                            -----------   -----------

                                            $       871   $       871
                                            ===========   ===========





    The accompanying notes are an integral part of this financial statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II


                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended
                                                     June 30,
                                                2004            2003
                                              -------          -------

EXPENSES:

  General & Adm. (Note 4)                      $ 9,400          $ 9,400
  Equity in Net Losses of
    Operating Partnership
    (Note 5)                                         0                0
                                               -------          -------
                                                 9,400            9,400
                                               -------          -------
Net Loss                                       $(9,400)         $(9,400)
                                               =======          =======




Allocation of Net Loss

  General Partners                             $   (94)         $   (94)
  Limited Partners                              (9,306)          (9,306)
                                               -------          -------
                                               $(9,400)         $(9,400)
                                               =======          =======

Net Loss Per Unit of Limited
  Partnership Interest                         $ (1.62)         $ (1.62)
                                               =======          =======

Average Number of Units
  Outstanding                                    5,754            5,754
                                               =======          =======





    The accompanying notes are an integral part of this financial statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                         STATEMENTS OF PARTNERS' DEFICIT

                                  June 30, 2004

                                   (Unaudited)




                                    General          Limited
                                    Partners         Partners         Total
                                   -----------     -----------     -----------
Balance at April 1, 2003           $   (72,200)    $(2,242,418)    $(2,314,618)

Net Loss                                  (409)        (40,491)        (40,900)
                                   -----------     -----------     -----------
Balance at March 31, 2004              (72,609)     (2,282,909)     (2,355,518)

Net Loss                                   (94)         (9,306)         (9,400)
                                   -----------     -----------     -----------
Partners' Deficit at
 June 30, 2004                     $   (72,703)    $(2,292,215)    $(2,364,918)
                                   ===========     ===========     ===========
Percentage Interest
 June 30, 2004                               1%             99%            100%
                                   ===========     ===========     ===========











    The accompanying notes are an integral part of this financial statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                    Three Months Ended
                                                         June 30,
                                                    2004           2003
                                                  -------        -------
Cash Flow from Operating
  Activities:

 Net Loss                                         $(9,400)       $(9,400)

 Adjustments to reconcile net loss
  to net cash provided by/(used in)
  operating activities:

    Increase in due to affiliates                   9,400          9,400
                                                  -------        -------
  Net Cash Provided by/(Used in)
    Operating Activities                          $     -        $     -
                                                  -------        -------
  Net Increase/(Decrease) in Cash                       -              -

  Cash at Beginning of Period                           -              -
                                                  -------        -------
  Cash at End of Period                           $     -        $     -
                                                  =======        =======









    The accompanying notes are an integral part of this financial statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                        a California limited partnership
                                  JUNE 30, 2004

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF THE PARTNERSHIP AND ITS ORGANIZATION:

Century Pacific Tax Credit Housing Fund II, a California limited partnership (the "Partnership" or "CPTCHF II") was formed on September 2, 1988 for the purpose of raising capital and selling limited partnership interests and then acquiring limited partnership interests in partnerships (the "Operating Partnerships") owning and operating existing residential apartment properties. As of June 30, 2004, the Partnership has a limited partnership interest of 60% in Laurel-Clayton Limited Partnership, which owns one apartment rental property in Massachusetts (the "Property"). As of December 31, 2004, the Partnership divested of its one remaining interest in an Operating Partnership which sold its apartment rental property in Massachusetts. As of December 31, 2004, the Partnership is no longer active.

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

The Property qualifies for the "Low-Income Housing Tax Credit" established by
Section 42 of the Tax Reform Act of 1986 (the "Low-Income Housing Tax Credit"). The property is a leveraged low-income multifamily residential complex, and receives one or more forms of assistance from federal, state or local governments, or agencies (the "Government Agencies").

In September 1988, the Partnership began raising capital from sales of limited partnership interests, at $1,000 per unit. The limited partnership offering closed as of December 31, 1989, with 5,754 units subscribed and issued.

Effective March 31, 2005, the Partnership has been dissolved (see Note 6).

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Tax Credit Housing Fund II as of June 30, 2004 and March 31, 2004 (the March 31, 2004 financial information included herein has been extracted from the Partnership's audited financial statements on Form 10-K) and for the three months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to fairly present the financial statements have been made.

The statement of operations for the three months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on Form 10-K for the years ended March 31, 2004 and 2003.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                        a California limited partnership
                                  JUNE 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Investments in Operating Partnerships

The Partnership uses the equity method to account for its investment in the Operating Partnership in which it has invested (Note 5). Under the equity method of accounting, the investment is carried at cost and adjusted for the Partnership's share of the Operating Partnership's results of operations and by cash distributions received. Equity in the loss of the Operating Partnership allocated to the Partnership is not recognized to the extent that the investment balance would become negative.

Basis of Accounting

The Partnership maintains its financial records on the tax basis. Memorandum entries, while not recorded in the records of the Partnership, have been made in the financial statements to reflect accounting principles generally accepted in the United States of America.

On August 7, 1991, management of the Partnership changed from a calendar year end to a fiscal year end of March 31 for financial reporting purposes. Accordingly, the Partnership's quarterly periods end June 30, September 30, and December 31. The Operating Partnership, for financial reporting purposes, has a calendar year. The Partnership, as well as the Operating Partnership, has a calendar year for income tax purposes.

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

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                        a California limited partnership
                                  JUNE 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership's Operating Partnership has not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, as of June 30, 2004, the Partnership has incurred allocated losses from its Operating Partnership to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

Management maintains that the general partners and affiliates, though not required to do so, will continue to fund current operations by deferring payment to related parties of allocated overhead expenses, and by funding any Partnership operating costs. Unpaid allocated overhead expenses will accrue and become payable when the Operating Partnerships either generate sufficient cash distributions to the Partnership to cover such expenses or when the Operating Partnerships is sold. In December 2004, the General Partner completed the sale of the Property. Proceeds from the sale were used to repay related party payables. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See also Note 6.

NOTE 4 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL
         PARTNERS:

The General Partners of the Partnership are CPII and Irwin Jay Deutch. Century Pacific Placement Corporation ("CPPC"), an affiliate of the General Partners, served as the broker-dealer-manager for sales of the limited partnership interests in the Partnership. Century Pacific Realty Corporation ("CPRC"), an affiliate of CPII, is a general partner in the Operating Partnership. The General Partners have an aggregate one percent interest in the Partnership. CPRC has a one-half percent interest in the Operating Partnership.

The General Partners and their Affiliates receive compensation and reimbursement of expenses from the Partnership, as set forth in the limited partnership agreement, for their services in managing the Partnership and its business. Pursuant to the partnership agreement, the Partnership is required to pay CPII an annual Management Fee for its services in connection with the management affairs of the Partnership. The annual Management Fee is equal to .5% of Invested Assets (as defined by the partnership agreement). CPII has waived this fee for the three-months ended June 30, 2004 and 2003. The General Partners and Affiliates also receive compensation and reimbursement of expenses from the Operating Partnerships. This compensation and reimbursement include services provided to the Partnership during its offering stage, acquisition stage and operational stage. For the three months ended June 30, 2004 and 2003, the Partnership reported $9,400 in each period, for general and administrative expenses payable to the General Partners and their Affiliates.

At June 30, 2004 and March 31, 2004, unsecured non-interest bearing amounts due to Affiliates consist of fees and certain general and administrative costs payable to the General Partners and Affiliates totaling $1,751,141 and $1,741,741, respectively.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                        a California limited partnership
                                  JUNE 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)

At June 30, 2004 and March 31, 2004, CPII was owed $568,254 for an unsecured non-interest bearing, demand cash advance made to the Partnership.

The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. All such loans shall be repaid prior to any distributions of net cash flow. At June 30, 2004 and March 31, 2004, the Partnership had no outstanding advances due to the general partners.

NOTE 5 - INVESTMENTS IN LIMITED PARTNERSHIPS:

At June 30, 2004 and March 31, 2004, the Partnership owned a limited partnership interest in one Operating Partnership, which invested in one property (see Note
6). At June 30, 2003, the Partnership owned interests in two Operating Partnerships. In December 2003, an Operating Partnership sold a property located in Chicago, Illinois for a gain of $984,694.

The Partnership's equity in net operating losses in the Operating Partnership has exceeded the investment balance. Consequently, the investment balance has been reduced to zero in accordance with the equity method of accounting.

The following combined statements of operations are prepared in accordance with accounting principles generally accepted in the United States of America and summarize the operations of the Operating Partnerships for the three months ended June 30, 2004 and June 30, 2003.

                                                Three Months Ended
                                                     June 30,
                                             2004                2003
                                         -----------         -----------
Revenues:
       Rental Income                     $ 1,178,244         $ 1,372,842
       Other                                  18,815              92,069
                                         -----------         -----------
                                           1,197,059           1,464,911
Expenses:
       Operating, General and
       Administrative                        763,139           1,128,133
       Depreciation                          212,025             283,562
       Interest                              157,616             169,230
                                         -----------         -----------
                                           1,132,780           1,580,925
                                         -----------         -----------
Net Income (Loss)                        $    64,279         $  (116,014)
                                         ===========         ===========

NOTE 6 - SUBSEQUENT EVENT

In December 2004, the General Partner completed the sale of the single remaining Operating Partnership property located in Boston, Massachusetts. The Partnership received proceeds of $657,693 from the underlying Operating Partnership which was used to repay a portion of amounts due to related parties. The remaining unpaid amounts payable to related parties and affiliates has been forgiven.

Effective March 18, 2005, the Partnership has been dissolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

For the three month periods ended June 30, 2004 and 2003, the Partnership recorded net losses of $9,400. The net losses are equal to the reimbursement paid to Century Pacific Equity Corporation (CPEC), an affiliate, for overhead allocations.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. All of the Partnership's investments have an equity method basis of zero at June 30, 2004.

The average occupancy level of the Operating Partnership remained relatively constant for the three months ended June 30, 2004 and 2003.

Liquidity and Capital Resources

Prior to the sale of the last Operating Partnership investment property, the Partnership experienced a liquidity problem.

However, with the sale of the remaining property in December 2004, the Partnership has divested of its investments thereby eliminating the speculation as to future liquidity issues. Proceeds received from the sale of approximately $657,000 were used to repay certain liabilities.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations are based upon our unaudited financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statement preparation requires management to make judgments and use estimates regarding significant accounting policies. We consider an accounting policy to be significant if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. A summary of our significant accounting policies is included in Note 2 to our financial statements for the year ended March 31, 2004, which are included in the Form 10-K. Our significant accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management's significant judgments, often as the result of the need to make estimates for matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. There have been no significant changes in the application of the critical accounting policies, or in the assumptions or estimates relating thereto, since March 31, 2004.


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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

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

Dated: July 5, 2005

                       CENTURY PACIFIC TAX CREDIT HOUSING FUND II a California limited partnership

                   By:   Century Pacific Capital II Corporation,
                         a California Corporation
                                 General Partner

                   By:   /s/ Irwin J. Deutch
                         --------------------------
                         Irwin J. Deutch, President

Exhibit
Number     Description
-------    -----------

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