Form 10-Q
period 2004-09-30
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2005-07-06
CIK 840258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                      Commission file number     33-24537

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                               95-4178283
(State of other jurisdiction of        (IRS Employer Identification Number)
 incorporation of organization)

          1 E. Stow Road
            Marlton, NJ                                 08053
(Address of principal executive offices)              (Zip Code)

               Registrant's telephone number, including area code:
                                 (856) 596-3008

                                    No change
         (Former name and former address, if changed since last report)

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

   Item 2     Management's Discussion and Analysis
                  Of Financial Condition and Results of
                  Operations. . . . . . . . . . . . . . . . . . . . . . . . . 11

   Item 3     Quantitative and Qualitative Disclosures
                  About Market Risk . . . . . . . . . . . . . . . . . . . . . 12

   Item 4     Controls and Procedures . . . . . . . . . . . . . . . . . . . . 12


PART II       OTHER INFORMATION

   Item 1     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  12

   Item 2     Unrestricted Sales of Equity Securities and Use of
                  Proceeds . . . . . . . . . . . . . . . . . . . . . . .  . . 12

   Item 3     Defaults Upon Senior Securities. . . . . . . . . . . . . . . .  12

   Item 4     Submission of Matters to a Vote of Security Holders . . . . . . 12

   Item 5     Other Information . . . . . . . . . . . . . . . . . . . . . . . 12

   Item 6     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 12

SIGNATURE

EXHIBITS

CERTIFICATIONS

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS



                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                                 BALANCE SHEETS

                                              September 30,    March 31,
                                                  2004            2004
                                               (Unaudited)     (Audited)
                                              ------------     ---------

ASSETS

Advance to General Partners                    $       871  $       871
Investments in Limited Partnerships
  (Note 5)                                               0            0
                                                ----------   ----------
                                               $       871   $      871
                                                ==========   ==========

LIABILITIES AND PARTNERS' DEFICIT

Accounts Payable and Accrued Expenses           $    5,800   $    5,800
Amounts Payable to Related Parties
  (Note 4)                                       2,328,795    2,309,995
Advance from Affiliates                             40,594       40,594
                                                 ---------    ---------
                                                 2,375,189    2,356,389
                                                 ---------    ---------

Commitments and Contingencies

Partners' Deficit, per accompanying statement
    General Partners                               (72,797)     (72,609)
    Limited Partners, $1,000 stated value
      per unit, 25,000 units authorized,
      5,754 units issued and outstanding        (2,301,521)  (2,282,909)
                                                 ---------    ---------
                                                (2,374,318)  (2,355,518)
                                                 ---------    ---------

                                                $     871    $      871
                                                 =========    =========



    The accompanying notes are an integral part of this financial statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three Months Ended      Six Months Ended
                                         September 30,          September 30,
                                   --------------------      ------------------
                                     2004         2003         2004       2003
                                   -------      -------      -------    -------

EXPENSES:

  General & Adm. (Note 4)         $ 9,400      $ 9,400     $ 18,800    $ 18,800
  Equity in Net Losses of
    Operating Partnership
    (Note 5)                            0            0            0           0
                                   -------      -------      -------    -------
                                    9,400        9,400       18,800      18,800
                                   ------       ------       ------      ------
Net Loss                          $(9,400)     $(9,400)    $(18,800)   $(18,800)
                                   ======       ======       ======      ======




Allocation of Net Loss
  General Partners                  $(94)        $(94)       $(188)       $(188)
  Limited Partners                (9,306)      (9,306)     (18,612)     (18,612)
                                   ------       ------       ------       ------
                                 $(9,400)     $(9,400)    $(18,800)    $(18,800)
                                   ======       ======       ======       ======

Net Loss Per Unit of
Limited
  Partnership Interest           $( 1.62)     $( 1.62)     $( 3.24)     $( 3.24)
                                   ======       ======       ======       ======

Average Number of Units
  Outstanding                      5,754        5,754        5,754        5,754
                                   ======       ======       ======       ======



    The accompanying notes are an integral part of this financial statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                     STATEMENTS OF PARTNERS' DEFICIT

                               September 30, 2004

                                   (Unaudited)


                           General       Limited
                           Partners      Partners       Total
                           ---------   -----------   -----------
Balance at April 1, 2003   $(72,200)   $(2,242,418)  $(2,314,618)

Net Loss                       (409)       (40,491)      (40,900)
                          ---------       ---------     ---------
Balance at March 31, 2004  $(72,609)   $(2,282,909)  $(2,355,518)

Net Loss                       (188)       (18,612)      (18,800)
                           ---------     ---------     ---------
Partners' Deficit at
  September 30, 2004       $(72,797)   $(2,301,521)  $(2,374,318)
                           =========     =========     =========

Percentage Interest
 September 30, 2004            1%            99%          100%
                           =========     =========     =========




    The accompanying notes are an integral part of this financial statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                        Six Months Ended
                                          September 30,
                                     ----------------------
                                       2004          2003
                                     --------      --------
Cash Flow from Operating Activities:

Net Loss                             $(18,800)    $(18,800)

Adjustments to reconcile net loss
  to net cash provided by/(used in)
  operating activities:

    Increase in due to affiliates      18,800       18,800
                                     --------      --------
  Net Cash Provided by/(Used in)
    Operating Activities             $    -       $     -
                                     ========      ========
  Net Increase/(Decrease)in Cash     $    -       $     -

Cash at Beginning of Period               -             -
                                     --------      --------
Cash at End of Period                $    -       $     -
                                     ========      ========



    The accompanying notes are an integral part of this financial statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                        a California limited partnership
                               SEPTEMBER 30, 2004

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF THE PARTNERSHIP AND ITS ORGANIZATION:

Century Pacific Tax Credit Housing Fund II, a California limited partnership (the "Partnership" or "CPTCHF II") was formed on September 2, 1988 for the purpose of raising capital and selling limited partnership interests and then acquiring limited partnership interests in partnerships (the "Operating Partnerships") owning and operating existing residential apartment properties. As of September 30, 2004, the Partnership has a limited partnership interest of 60% in Laurel-Clayton Limited Partnership, which owns one apartment rental property in Massachusetts (the "Property"). As of December 31, 2004, the Partnership divested of its one remaining interest in an Operating Partnership which sold its apartment rental property in Massachusetts. As of December 31, 2004, the Partnership is no longer active.

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

Effective March 31, 2005, the Partnership has been dissolved (see Note 6).

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Tax Credit Housing Fund II as of September 30, 2004 and March 31, 2004 (the March 31, 2004 financial information included herein has been extracted from the Partnership's audited financial statements on Form 10-K) and for the three and six months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnerships management, all adjustments (consisting of only normal recurring (adjustments) considered necessary to present fairly the financial statements have been made.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                        a California limited partnership
                               SEPTEMBER 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)

The statement of operations for the three and six months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on Form 10-K for the years ended March 31, 2004 and 2003.

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

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                        a California limited partnership
                               SEPTEMBER 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)

Net Loss per Unit of Limited Partnership Interest

Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units of limited partnership interest (units) outstanding.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership's Operating Partnership has not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, as of September 30, 2004, the Partnership has incurred allocated losses from its Operating Partnership to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

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

The General Partners and their Affiliates receive compensation and reimbursement of expenses from the Partnership, as set forth in the limited partnership agreement, for their services in managing the Partnership and its business. Pursuant to the partnership agreement, the Partnership is required to pay CPII an annual Management Fee for its services in connection with the management affairs of the Partnership. The annual Management Fee is equal to .5% of Invested Assets (as defined by the partnership agreement). CPII has waived this fee for the six months ended September 30, 2004 and 2003. The General Partners and Affiliates also receive compensation and reimbursement of expenses from the Operating Partnerships. This compensation and reimbursement include services provided to the Partnership during its offering stage, acquisition stage and

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                        a California limited partnership
                               SEPTEMBER 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)

operational stage. For the three and six months ended September 30, 2004 and 2003, the Partnership reported $9,400 and $18,800, respectively, in each period, for general and administrative expenses payable to the General Partners and their Affiliates.

At September 30 and March 31, 2004, unsecured non-interest bearing amounts due to Affiliates consist of fees and certain general and administrative costs payable to the General Partners and Affiliates totaling $1,760,541 and $1,741,741, respectively.

At September 30 and March 31, 2004, CPII was owed $568,254 for an unsecured non-interest bearing, demand cash advance made to the Partnership.

The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. All such loans shall be repaid prior to any distributions of net cash flow. At September 30, 2004 and March 31, 2004, the Partnership had no outstanding advances due to the general partners.

NOTE 5 -  INVESTMENTS IN LIMITED PARTNERSHIPS:

At September 30 and March 31, 2004, the Partnership owned a limited partnership interest in one Operating Partnership, which invested in one property (See Note
6). At September 30, 2003, the Partnership owned interests in two Operating Partnerships.

In December 2003, an Operating Partnership sold a property located in Chicago, Illinois for a gain of $984,694.

The Partnership's equity in net operating losses in the Operating Partnership has exceeded the investment balance. Consequently, the investment balance has been reduced to zero in accordance with the equity method of accounting.

The following combined statements of operations are prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three and six months ended September 30, 2004 and September 30, 2003.

                            Three Months Ended           Six Months Ended
                                September 30,               September 30,
                             2004         2003           2004          2003
                         ------------  -----------    -----------   -----------

REVENUES:
  Rental Income          $ 1,181,499   $ 1,380,092    $ 2,359,743   $ 2,752,934
  Other                        7,592         7,442         26,407        99,511
                         -----------   -----------    -----------    -----------
                           1,189,091     1,387,534      2,386,150     2,852,445
                         -----------   -----------    -----------    -----------
EXPENSES:
  Operating, General
   and Administrative      1,659,913       703,330      2,423,052     1,831,463
  Depreciation               212,025       254,603        424,051       567,124
  Interest                   155,161       553,608        312,777       772,838
                         -----------   -----------    -----------    -----------
                           2,027,099     1,511,541      3,159,880     3,092,466
                         -----------   -----------    -----------    -----------
Net Loss                 $  (838,008)  $  (124,007)   $  (773,730)   $ (240,021)
                         ===========   ===========    ===========   ===========

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                        a California limited partnership
                               SEPTEMBER 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

Effective March 18, 2005, the Partnership has been dissolved.


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

For the six month periods ended September 30, 2004 and 2003, the Partnership recorded net losses of $18,800. The net losses are equal to the reimbursement paid to Century Pacific Equity Corporation (CPEC), an affiliate, for overhead allocations.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. All of the Partnership's investments have an equity method basis of zero at September 30, 2004.

The average occupancy level of the Operating Partnership remained relatively constant for the six months ended September 30, 2004 and 2003.

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

   (b) Reports on Form 8-K
   None
                                       12

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
                          Irwin J. Deutch, President

EXHIBITS


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