Form 10-Q
period 2004-12-31
CENTURY PACIFIC TAX CREDIT HOUSING FUND II
filed 2005-07-06
CIK 840258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended December 31, 2004

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


PART II       OTHER INFORMATION

   Item 1     Legal Proceedings . . . . . . . . . . . . . . . . . . . . 11

   Item 2     Unrestricted Sales of Equity Securities and Use of
                    Proceeds  . . . . . . . . . . . . . . . . . . . . . 11

   Item 3     Defaults Upon Senior Securities . . . . . . . . . . . . . 11

   Item 4     Submission of Matters to a Vote of Security Holders . . . 11

   Item 5     Other Information . . . . . . . . . . . . . . . . . . . . 11

   Item 6     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 11

SIGNATURE

EXHIBITS

CERTIFICATIONS

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS



                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                                 BALANCE SHEETS

                                               December 31,     March 31,
                                                   2004           2004
                                               (Unaudited)     (Audited)
                                              ------------     ---------

ASSETS

Advance to General Partners                   $         0    $       871
Investments in Limited Partnerships
  (Note 4)                                              0              0
                                              -----------    -----------
                                              $         0    $       871
                                              ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL/(DEFICIT)

Accounts Payable and Accrued Expenses         $         0    $     5,800
Amounts Payable to Related Parties
  (Note 3)                                              0      2,309,995
Advance from Affiliates                                 0         40,594
                                              -----------    -----------
                                                        0      2,356,389
                                              -----------    -----------


Commitments and Contingencies
Partners' Capital/(Deficit),
   per accompanying statement
    General Partners                                    0        (72,609)
    Limited Partners, $1,000 stated value
      per unit, 25,000 units authorized,
      5,754 units issued and outstanding                0     (2,282,909)
                                              -----------    -----------
                                                        0     (2,355,518)
                                              -----------    -----------

                                              $         0    $       871
                                              ===========    ===========







    The accompanying notes are an integral part of this financial statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                       Three Months Ended            Nine Months Ended
                                          December 31,                  December 31,
                                  --------------------------   ---------------------------
                                      2004            2003          2004           2003
                                  -----------    -----------    -----------    -----------
EXPENSES:
  General & Adm. (Note 3)         $    10,271    $     9,400    $    29,071    $    28,200
  Equity in Net Losses of
    Operating Partnership
    (Note 4)                                0              0              0              0
                                  -----------    -----------    -----------    -----------
                                       10,271          9,400         29,071         28,200
                                  -----------    -----------    -----------    -----------
OTHER INCOME:
  Forgiveness of debt             $ 1,726,896    $         0    $ 1,726,896    $         0
  Other income                        657,693              0        657,693              0
                                  -----------    -----------    -----------    -----------
                                    2,384,589              0      2,384,589              0
                                  -----------    -----------    -----------    -----------

Net Income/(Loss)                 $ 2,374,318    $    (9,400)   $ 2,355,518    $   (28,200)
                                  ===========    ===========    ===========    ===========




Allocation of Net Income/(Loss)
  General Partners                $    70,729    $       (94)   $    72,609    $      (282)
  Limited Partners                  2,303,589         (9,306)     2,282,909        (27,918)
                                  -----------    -----------    -----------    -----------
                                  $ 2,374,318    $    (9,400)   $ 2,355,518    $   (28,200)
                                  ===========    ===========    ===========    ===========

Net Income/(Loss) Per Unit of
Limited Partnership Interest      $    400.35    $     (1.62)   $    396.75    $     (4.85)
                                  ===========    ===========    ===========    ===========

Average Number of Units
  Outstanding                           5,754          5,754          5,754          5,754
                                  ===========    ===========    ===========    ===========




    The accompanying notes are an integral part of this financial statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                     STATEMENTS OF PARTNERS' CAPITAL/(DEFICIT)

                               December 31, 2004

                                   (Unaudited)


                               General         Limited
                               Partners        Partners          Total
                              -----------     -----------     -----------
Balance at April 1, 2003      $   (72,200)    $(2,242,418)    $(2,314,618)

Net Loss                             (409)        (40,491)        (40,900)
                              -----------     -----------     -----------
Balance at March 31, 2004     $   (72,609)    $(2,282,909)    $(2,355,518)

Net Income                         72,609       2,282,909       2,355,518
                              -----------     -----------     -----------
Partners' Capital/(Deficit)
 at December 31, 2004         $         0     $         0     $         0
                              ===========     ===========     ===========

Percentage Interest
 December 31, 2004                      1%             99%            100%
                              ===========     ===========     ===========











    The accompanying notes are an integral part of this financial statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                             Nine Months Ended
                                                December 31,
                                        --------------------------
                                            2004          2003
                                        -----------    -----------
Cash Flow from Operating Activities:

Net Income/(Loss)                       $ 2,355,518    $   (28,200)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Forgiveness of Debt                  (1,726,896)             -
    Equity in net losses of operating
      Partnerships                                -              -
    Change in assets and liabilities:
      Decrease in due from affiliates           871              -
         Decrease in accounts payable
        and accrued expenses                 (5,800)             -
      Decrease in due to affiliates        (623,693)        28,200
                                        -----------    -----------
  Net Cash Used in Operating
  Activities                            $         -    $         -
                                        ===========    ===========

  Net Decrease in Cash                  $         -    $         -

Cash at Beginning of Period                       -              -
                                        -----------    -----------
Cash at End of Period                   $         -    $         -
                                        ===========    ===========










    The accompanying notes are an integral part of this financial statement.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                        a California limited partnership
                                DECEMBER 31, 2004

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

The Properties qualified for the "Low-Income Housing Tax Credit" established by
Section 42 of the Tax Reform Act of 1986 (the "Low-Income Housing Tax Credit"). These properties also received one or more forms of assistance from federal, state or local governments, or agencies (the "Government Agencies") while others did not receive any subsidy from Government Agencies.

In September 1988, the Partnership began raising capital from sales of limited partnership interests, at $1,000 per unit. The limited partnership offering closed as of December 31, 1989, with 5,754 units having been sold.

Effective March 18, 2005, the Partnership has been dissolved (see Note 5).

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Tax Credit Housing Fund II as of December 31, 2004 and March 31, 2004 (the March 31, 2004 financial information included herein has been extracted from the Partnership's audited financial statements on Form 10-K) and for the three and nine months ended December 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnerships management, all adjustments (consisting of only normal recurring adjustments) considered necessary to fairly present the financial statements have been made.

The statements of operations for the three and nine months ended December 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on Form 10-K for the years ended March 31, 2004 and 2003.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                        a California limited partnership
                                DECEMBER 31, 2004

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Investments in Operating Partnerships

The Partnership uses the equity method to account for its investment in the Operating Partnership in which it has invested (Note 4). Under the equity method of accounting, the investment is carried at cost and adjusted for the Partnership's share of the Operating Partnership's results of operations and by cash distributions received. Equity in the loss of the Operating Partnership allocated to the Partnership is not recognized to the extent that the investment balance would become negative.

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

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND II
                        a California limited partnership
                                DECEMBER 31, 2004

                          NOTES TO FINANCIAL STATEMENTS

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

The General Partners and their Affiliates receive compensation and reimbursement of expenses from the Partnership, as set forth in the limited partnership agreement, for their services in managing the Partnership and its business. Pursuant to the partnership agreement, the Partnership is required to pay CPII an annual Management Fee for its services in connection with the management affairs of the Partnership. The annual Management Fee is equal to .5% of Invested Assets (as defined by the partnership agreement). CPII has waived this fee for the nine months ended December 31, 2004 and 2003. The General Partners and Affiliates also receive compensation and reimbursement of expenses from the Operating Partnerships. This compensation and reimbursement include services provided to the Partnership during its offering stage, acquisition stage and operational stage. The remaining property investment was sold in December 2004. Partnership activity for the nine months ended December 31, 2004 and 2003, included $28,200 in each period for general and administrative expenses payable to the General Partners and their Affiliates. For the nine months ended December 31, 2004, the Partnership also reported $1,726,896 in forgiveness of debt income resulting from amounts owed to affiliates of the Partnership which were cancelled and $871 in bad debt expense resulting from amounts due from affiliates.

NOTE 4 - INVESTMENTS IN LIMITED PARTNERSHIPS:

The Partnership's equity in net operating losses in the Operating Partnership has exceeded the investment balance. Consequently, the investment balance has been reduced to zero in accordance with the equity method of accounting.

At December 31, 2004, the Partnership no longer owns any limited partnership interests in any Operating Partnerships. At March 31, 2004, the Partnership owned a limited partnership interest in one Operating Partnership, which invested in one property. This interest was sold before December 31, 2004 for a taxable gain of $5,958,958 by the Operating Partnership. The Partnership received proceeds of $657,693 from this sale. At September 30, 2003, the Partnership owned interests in two Operating Partnerships. One of these Operating Partnerships sold its property located in Chicago, Illinois for a taxable gain of $984,694. There were no cash proceeds resulting from this sale.

NOTE 5 - SUBSEQUENT EVENTS

Effective March 18, 2005, the Partnership has been dissolved.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

For the nine month period ended December 31, 2004, the Partnership recorded general and operating expenses of $29,071 primarily related to the reimbursement paid to Century Pacific Equity Corporation (CPEC), an affiliate, for overhead allocations. In addition, the Partnership also recorded cancellation of debt income of $1,726,896 due to forgiveness of amounts owed to Affiliates by the Partnership. The Partnership recorded $657,693 in other income as a result of proceeds received from the sale of the investment. For the nine month period ended December 31, 2003, the Partnership recorded a net loss of $28,200. The net loss is equal to the reimbursement paid to CPEC for overhead allocations.

Liquidity and Capital Resources

With the sale of the remaining property in December 2004, the Partnership cancelled its Certificate of Limited Partnership with the Secretary of the State of California as of March 18, 2005. Proceeds of $657,693 from the sale of the property were used by the Partnership to repay a portion of the amounts due to affiliates. Previously, the Partnership was dependent upon its affiliates and the General Partners for continued financial support to meet its expenses. Allocated administrative expenses paid or accrued to affiliates and the General Partners represented reimbursement of the actual cost of goods and materials used for or by the Partnership, salaries, related payroll costs and other administrative items incurred or allocated, and direct expenses incurred in rendering legal, accounting/bookkeeping, computer, printing and public relations services. Items excluded from the overhead allocation included overhead expenses of the General Partners, including rent and salaries of employees not specifically performing the services described above. The sale of the property yielded insufficient proceeds to repay the remaining amounts owed to affiliates.

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